Form 10-Q
period 2025-09-30
Cartesian Growth Corp III
filed 2025-11-14
CIK 2049662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025, there were 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION III

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTESIAN GROWTH CORPORATION III

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$660,638	$—
Prepaid insurance - current	112,307	—
Prepaid expenses	52,265	3,202
Total current assets	825,210	3,202
Deferred offering costs	—	263,676
Prepaid insurance – long term	65,512	—
Investments held in Trust Account	280,669,717	—
Total Assets	$281,560,439	$266,878

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued offering costs	$75,000	$242,872
Accrued expenses	321,183	—
Promissory note – related party	—	41,626
Total current liabilities	396,183	284,498
Deferred underwriting fee	13,140,000	—
Total Liabilities	13,536,183	284,498

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value of approximately $10.17 and $0 per share as of September 30, 2025 and December 31, 2024, respectively	280,669,717	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 27,600,000 and 0 shares subject to possible redemption as of September 30, 2025 and December 31, 2024, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(12,646,151)	(42,620)
Total Shareholders’ Deficit	(12,645,461)	(17,620)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$281,560,439	$266,878

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2025	2025
General and administrative costs	$137,346	$606,373
Loss from operations	(137,346)	(606,373)

Other income:
Interest earned on investments held in Trust Account	2,901,973	4,669,717
Other income, net	2,901,973	4,669,717

Net income	$2,764,627	$4,063,344

Basic weighted average shares outstanding, Class A ordinary shares subject to redemption	27,600,000	15,017,647

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.08	$0.19

Basic weighted average shares outstanding, Class B ordinary shares	6,900,000	6,489,706

Basic net loss per share, Class B ordinary shares	$0.08	$0.19

Diluted weighted average shares outstanding, Class B ordinary shares	6,900,000	6,900,000

Diluted net loss per share, Class B ordinary shares	$0.08	$0.19

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	6,900,000	$690	$24,310	$(42,620)	$(17,620)

Net loss	—	—	—	(20,449)	(20,449)

Balance – March 31, 2025	6,900,000	$690	$24,310	$(63,069)	$(38,069)

Accretion for Class A ordinary shares to redemption amount	—	—	(9,722,332)	(13,764,902)	(23,487,234)

Sale of 6,800,000 Private Placement Warrants	—	—	6,800,000	—	6,800,000

Fair Value of Public Warrants at issuance	—	—	3,132,600	—	3,132,600

Allocated value of transaction costs to Class A shares	—	—	(234,578)	—	(234,578)

Net income	—	—	—	1,319,166	1,319,166

Balance – June 30, 2025	6,900,000	$690	$—	$(12,508,805)	$(12,508,115)

Accretion for Class A ordinary shares to redemption amount	—	—	—	(2,901,973)	(2,901,973)

Net income	—	—	—	2,764,627	2,764,627

Balance – September 30, 2025	6,900,000	$690	$—	$(12,646,151)	$(12,645,461)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION III

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,063,344
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through promissory note	20,450
Interest earned on marketable securities held in Trust Account	(4,669,717)
Changes in operating assets and liabilities:
Prepaid insurance	(112,307)
Prepaid expenses	(25,465)
Long term prepaid insurance	(65,512)
Accrued expenses	321,183
Net cash used in operating activities	(468,024)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	271,200,000
Proceeds from sale of Private Placements Warrants	6,800,000
Repayment of advances from related party	(37,433)
Repayment of promissory note - related party	(250,000)
Payment of offering costs	(583,905)
Net cash provided by financing activities	277,128,662

Net Change in Cash	660,638
Cash – Beginning of period	—
Cash – End of period	$660,638

Non-Cash investing and financing activities:
Prepaid services contributed by Sponsor through promissory note - related party	$11,326
Accretion of Class A ordinary shares to redemption value	$26,389,207
Deferred underwriting fee payable	$13,140,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company has not commenced any operations. All activity for the period from October 29, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the Initial Public Offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Subsequent to the Initial Public Offering, the Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for the Initial Public Offering as filed with the SEC on May 5, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 12, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan from the Sponsor under an unsecured promissory note (the “Sponsor Promissory Note”) of up to $250,000 (see Note 5). As of September 30, 2025, the Company had $660,638 cash and a working capital surplus of $429,027.

In order to fund finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the accompanying financial statements (see Note 9).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $660,638 and $0 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Investments Held in Trust Account

As of September 30, 2025, the assets held in the Trust Account, amounting to $280,669,717, were held in mutual funds primarily invested in U.S. Treasury Bills with a maturity of 185 days or less. At December 31, 2024, there were no assets held in the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to public warrants	(3,132,600)
Class A ordinary shares issuance cost	(18,586,890)
Plus:
Remeasurement of carrying value to redemption value	23,487,234
Class A ordinary shares subject to possible redemption, June 30, 2025	$277,767,744
Plus:
Remeasurement of carrying value to redemption value	2,901,973
Class A ordinary shares subject to possible redemption, September 30, 2025	$280,669,717

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

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,600,000 Class A Ordinary Shares in the aggregate. As of September 30, 2025 and December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months		For the Nine Months Ended
	Ended September 30, 2025		September 30, 2025
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$2,211,702	$552,925	$2,837,256	$1,226,088
Denominator:
Basic weighted average shares outstanding	27,600,000	6,900,000	15,017,647	6,489,706
Basic net income per ordinary share	$0.08	$0.08	$0.19	$0.19

	For the Three Months		For the Nine Months Ended
	Ended September 30, 2025		September 30, 2025
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$2,211,702	$552,925	$2,784,143	$1,279,201
Denominator:
Diluted weighted average shares outstanding	27,600,000	6,900,000	15,017,647	6,900,000
Diluted net income per ordinary share	$0.08	$0.08	$0.19	$0.19

Recent Accounting Pronouncements

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

Warrants — As of September 30, 2025, there were 20,600,000 warrants outstanding, including 13,800,000 public warrants and 6,800,000 Private Placement Warrants. At December 31, 2024, there were no warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Administrative Services Agreement

Commencing on May 1, 2025, the effective date of the registration statements for the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2025, the Company incurred $30,000 and $50,000, respectively, in fees for these services, respectively, of which such amount is included in accrued expenses in the accompanying balance sheet. As of September 30, 2025 and December 31, 2024, the Company had accrued $50,000 and $0 on the balance sheet, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

and 6.50% of the gross proceeds from Units sold pursuant to the underwriters’ over-allotment option, or $13,140,000 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Note 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were no shares of Class A ordinary shares issued or outstanding, excluding the 27,600,000 and 0 shares subject to possible redemption, respectively.

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

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30, 2025	December 31, 2024
Cash	$660,638	$—
Investments held in Trust Account	$280,669,717	$—

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
General and administrative costs	$137,346	$606,373
Interest earned on investments held in Trust Account	$2,901,973	$4,669,717

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 29, 2024 (inception) through September 30, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public shareholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended September 30, 2025, we had a net income of $2,764,627, which consisted of interest earned on investments held in the Trust Account of $2,901,973, offset by general and administrative costs of $137,346.

For the nine months ended September 30, 2025, we had a net income of $4,063,344, which consisted of interest earned on investments held in the Trust Account of $4,669,717, offset by general and administrative costs of $606,373.

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

For the nine months ended September 30, 2025, cash used in operating activities was $468,024. Net income of $4,063,344 was affected by interest earned on investments held in the Trust Account of $4,669,717 and payment of operation costs through promissory note of $20,450. Changes in operating assets and liabilities provided $117,899 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $280,669,717 (including approximately $4,669,717 of interest income) consisting of mutual funds primarily invested in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable, if any), to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $660,638. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial Business Combination, and to pay for directors and officers liability insurance premiums.

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

In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that our liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period ended September 30, 2025. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

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

CARTESIAN GROWTH CORPORATION III

Date: November 14, 2025	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Rafael de Luque
	Name:	Rafael de Luque
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)