Form 10-Q
period 2026-03-31
Cartesian Growth Corp III
filed 2026-05-15
CIK 2049662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 15, 2026, there were 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CARTESIAN GROWTH CORPORATION III

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CARTESIAN GROWTH CORPORATION III

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$396,210	$624,163
Prepaid insurance - current	112,307	112,307
Prepaid expenses	833	3,669
Total current assets	509,350	740,139
Prepaid insurance – long term	9,359	37,435
Investments held in Trust Account	285,868,994	283,377,276
Total Assets	$286,387,703	$284,154,850

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current Liabilities
Accrued offering costs	$75,000	$75,000
Accrued expenses	1,312,305	759,869
Total current liabilities	1,387,305	834,869
Deferred underwriting fee	13,140,000	13,140,000
Total Liabilities	14,527,305	13,974,869

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 27,600,000 shares at redemption value of approximately $10.36 and $10.27 per share as of March 31, 2026 and December 31, 2025, respectively	285,868,994	283,377,276

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 27,600,000 shares subject to possible redemption as of March 31, 2026 and December 31, 2025, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	690	690
Additional paid-in capital	—	—
Accumulated deficit	(14,009,286)	(13,197,985)
Total Shareholders’ Deficit	(14,008,596)	(13,197,295)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$286,387,703	$284,154,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$811,301	$20,449
Loss from operations	(811,301)	(20,449)

Other income:
Interest earned on investments held in Trust Account	2,491,718	—
Other income	2,491,718	—

Net income (loss)	$1,680,417	$(20,449)

Basic weighted average shares outstanding, Class A ordinary shares subject to redemption	27,600,000	—

Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.05	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,900,000	6,900,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	6,900,000	$690	$—	$(13,197,985)	$(13,197,295)

Remeasurement of Class A ordinary shares to redemption amount	—	—	—	(2,491,718)	(2,491,718)

Net income	—	—	—	1,680,417	1,680,417

Balance – March 31, 2026	6,900,000	$690	$—	$(14,009,286)	$(14,008,596)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025(1)(2)	6,900,000	$690	$24,310	$(42,620)	$(17,620)

Net loss	—	—	—	(20,449)	(20,449)

Balance – March 31, 2025(1)(2)	6,900,000	$690	$24,310	$(63,069)	$(38,069)
(1)	On May 1, 2025, pursuant to a share recapitalization, the Company issued an additional 1,150,000 founder shares to the Sponsor (with DirectorCo waiving its entitlement to be issued additional founder shares in connection therewith and directing its allotment to be issued to the Sponsor), resulting in the Company’s initial shareholders holding an aggregate of 6,900,000 founder shares. All share and per share data have been retrospectively presented.
(2)	Includes an aggregate of up to 900,000 founder shares that were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On May 2, 2025, the underwriters exercised their over-allotment option in full, which was settled as part of the closing of the Initial Public Offering. As such, 900,000 founder shares are no longer subject to forfeiture by the Sponsor.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,680,417	$(20,449)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operation costs through promissory note	—	20,449
Interest earned on marketable securities held in Trust Account	(2,491,718)	—
Changes in operating assets and liabilities:
Prepaid expenses	2,836	—
Long term prepaid insurance	28,076	—
Accrued expenses	552,436	—
Net cash used in operating activities	(227,953)	—

Cash Flows from Investing Activities:
Net cash used in investing activities	—	—

Cash Flows from Financing Activities:
Net cash used in financing activities	—	—

Net Change in Cash	(227,953)	—
Cash - Beginning of period	624,163	—
Cash - End of period	$396,210	$—

Non-Cash investing and financing activities:
Prepaid services contributed by Sponsor through promissory note – related party	$—	$—
Remeasurement of Class A ordinary shares to redemption value	2,491,718	—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	—
Deferred costs included in accrued offering costs	—	273,763
Deferred offering costs paid through promissory note – related party	—	165,299
Deferred offering costs applied to prepaid expense	—	3,202
Deferred underwriting fee payable	—	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company has not commenced any operations. All activity for the period from October 29, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Subsequent to the Initial Public Offering, the Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, which have been placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 23, 2026. The interim results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources and Going Concern

The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan from the Sponsor under an unsecured promissory note (the “Sponsor Promissory Note”) of up to $250,000 (see Note 5). As of March 31, 2026, the Company had $396,210 cash and a working capital deficit of $877,955.

In order to fund finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the Company’s liquidity

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

condition raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Completion Window.

Segment Reporting

The Company complies with ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the accompanying unaudited condensed financial statements (see Note 9).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $396,210 and $624,163 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $285,868,994 and $283,377,276, respectively, were held in mutual funds primarily invested in U.S. Treasury Bills with a maturity of 185 days or less.

Investments held in the Trust Account are presented at fair value at each condensed balance sheet date, with unrealized gains and losses resulting from changes in fair value included in earnings as a component of interest and dividend income earned on investments held in the Trust Account in the accompanying statements of operations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to public warrants	(3,132,600)
Class A ordinary shares issuance cost	(18,586,890)
Plus:
Remeasurement of carrying value to redemption value	29,096,766
Class A ordinary shares subject to possible redemption, December 31, 2025	$283,377,276
Plus:
Remeasurement of carrying value to redemption value	2,491,718
Class A ordinary shares subject to possible redemption, March 31, 2026	$285,868,994

Warrant Instruments

The Company accounted for the public warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,600,000 Class A Ordinary Shares in the aggregate. As of March 31, 2026 and December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company.

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2026		2025
		Non-		Non-
	Redeemable	redeemable	Redeemable	redeemable
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,344,334	$336,083	$—	$(20,449)
Denominator:
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	—	6,900,000
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$—	$(0.00)

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

Warrants — As of March 31, 2026 and December 31, 2025, there were 20,600,000 warrants outstanding, including 13,800,000 public warrants and 6,800,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Private Placement Warrants are identical to the public warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

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

MARCH 31, 2026

(Unaudited)

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

Administrative Services Agreement

Commencing on May 1, 2025, the effective date of the registration statements for the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. For the three months ended March 31, 2026 and 2025, the Company incurred $30,000 and $0, respectively, in fees for these services. As of March 31, 2026 and December 31, 2025, the Company had accrued $60,000 and $30,000 on the condensed balance sheets, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

On July 4, 2025, the U.S. government enacted tax reform, commonly referred to as the One Big Beautiful Bill Act (“OBBB”). OBBB amends U.S. tax law, including provisions related to bonus depreciation, interest expense limitation, research and development, global intangible low-taxed income, foreign derived intangible income and base erosion and anti-abuse tax. The Company evaluated the provisions of the OBBB and determined that adoption of the new law did not have a material impact on its unaudited condensed financial statements or related disclosures.

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

MARCH 31, 2026

(Unaudited)

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

Business Combination Agreement

On December 17, 2025, the Company, Fenway MS, Inc., a Delaware corporation (“Merger Sub”), and Factorial Inc., a Delaware corporation (“Factorial”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement and the transactions contemplated thereby (the “Business Combination”) were unanimously approved by the boards of directors and special committees comprised of independent and disinterested members of the boards of directors of each of the Company and Factorial. The Business Combination is expected to close in mid-2026, following the receipt of the requisite approvals of the Company’s shareholders and Factorial stockholders and the fulfillment of other customary closing conditions.

Amendment to Business Combination Agreement

On March 26, 2026, the Company, Merger Sub and Factorial entered into an Amendment to the Business Combination Agreement (the “BCA Amendment”). The BCA Amendment, among other things, (A) amends the sixth paragraph of the Preamble and inserts a new clause (a) into Section 2.1 of the Business Combination Agreement to provide that the redemption of the Company’s shares in connection with the Closing of the Business Combination (the “Shareholder Redemption”) shall occur at least one day prior to the Domestication, thereby clarifying the timing and sequencing of the Shareholder Redemption relative to the Domestication; (B) amends certain definitions, including the definition of “Ancillary Documents” to remove references to the “CGC Private Warrant Exchange Agreement”, the definition of “Company Convertible Notes” to mean any convertible note or other equity-linked debt instrument convertible into Equity Securities of the Company or any of its subsidiaries outstanding as of the Merger Effective Time; (C) amends clause (b)(iii) of Section 5.8 of the Business Combination Agreement to bifurcate the previously singular “Nasdaq Proposal” into two distinct proposals to be submitted to the Company’s shareholders for approval: (i) the adoption and approval of the issuance of shares in connection with the transactions contemplated by the Business Combination Agreement and (ii) the adoption and approval of the issuance of shares in connection with the PIPE Financing (as defined below), and consequently update the definition of “Nasdaq Proposal” to read “Nasdaq Proposals;” and (D) amend and restate Sections 5.21 and 5.22 of the Business Combination Agreement to remove the provisions related to an exchange of the Company’s Public Warrants and Private Placement Warrants (the “Warrant Exchange”).

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, Sponsor and Factorial entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor, as a holder of the Company’s Class B ordinary shares (the “Sponsor Shares”), has agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the Business Combination, (ii) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Class B ordinary shares (whether resulting from the transactions contemplated by the Business Combination Agreement or otherwise), (iii) be bound by certain other covenants and agreements related to the Business Combination, (iv) be bound by certain transfer restrictions with respect to its shares in the Company prior to the closing of the Business Combination, (v) be subject to certain transfer restrictions provided in the bylaws to of New Factorial become effective at the closing of the Business Combination, and (vi) waive redemption rights with respect to the Sponsor Shares, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

On March 26, 2026, Sponsor and Factorial entered into an Amendment to the Sponsor Support Agreement (the “SSA Amendment”). The SSA Amendment (a) deletes the provision in Section 1 of the Sponsor Support Agreement that required the Sponsor, until the closing of the Business Combination or the earlier termination of the Business Combination Agreement, to cause all of its Private

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Placement Warrants to be present for quorum purposes at any meeting or written consent of the Company warrant holders and to vote or consent such warrants in favor of the warrant agreement amendment contemplated by the Warrant Exchange; and (b) amends and restates Section 2 of the Sponsor Support Agreement in its entirety to read “[Reserved.],” thereby removing the provisions relating to the Warrant Exchange.

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

Pursuant to the Investor Stock Purchase Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors, at the closing of the Business Combination, an aggregate of 9,927,184 shares of New Factorial Series A Common Stock, at an average subscription price of $10.08 per share (assuming a Redemption Price (as defined in the Company’s certificate of incorporation) of $10.30 per share) for aggregate gross proceeds of $100,000,000 (the “PIPE Financing”). The Institutional Investor subscribed for 7,500,000 shares of New Factorial Series A Common Stock at a subscription price of $10.00 per share, and the Sponsor Investor subscribed for 2,427,184 shares of New Factorial Series A Common Stock (assuming a Redemption Price of $10.30 per share) at a subscription price equal to the Redemption Price. Pursuant to the Investor Stock Purchase Agreements, the Sponsor will transfer at the closing of the Business Combination (which transfer may be indirectly through forfeiture and reissuance) an aggregate of 750,000 shares of New Factorial Series A Common Stock to the Institutional Investor and 250,000 shares of New Factorial Series A Common Stock to the Sponsor Investor. The average subscription prices are $9.09 per share and $9.34 per share for the Institutional Investor and the Sponsor Investor, respectively, assuming a Redemption Price of $10.30 per share and taking into account the foregoing transfers from the Sponsor.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no shares of Class A ordinary shares issued or outstanding, excluding the 27,600,000 shares subject to possible redemption, respectively.

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

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares; by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

MARCH 31, 2026

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

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

	Level	March 31, 2026	December 31, 2025
Investments held in Trust Account	1	$285,868,994	$283,377,276

The fair value of the public warrants at issuance was $3,132,600 or $0.227 per public warrant. The fair value of the private warrants at issuance was $1,567,638 or $0.231 per private warrant. The fair value of public and private warrants were determined using Monte Carlo Simulation Model. The public and private warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance.

The following table presents the quantitative information regarding market assumptions used in the valuation of the public and private warrants

May 5, 2025
Volatility	5.7%
Risk free rate	3.79%
Market implied likelihood of completing a Business Combination	17.2%
Share price	$9.886
Weighted terms (Yrs)	2.86

CARTESIAN GROWTH CORPORATION III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash	$396,210	$624,163
Investments held in Trust Account	$285,868,994	$283,377,276

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$811,301	$20,449
Interest earned on investments held in Trust Account	$2,491,718	$—

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date and through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Cartesian Growth Corporation III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CGC III Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2026 (the “2025 Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Business Combination Agreement

On December 17, 2025, the Company, Fenway MS, Inc., a Delaware corporation (“Merger Sub”), and Factorial Inc., a Delaware corporation (“Factorial”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement and the transactions contemplated thereby (the “Proposed Business Combination”) were unanimously approved by the boards of directors and special committees comprised of independent and disinterested members of the boards of directors of each of the Company and Factorial. The Proposed Business Combination is expected to close in mid-2026, following the receipt of the requisite approvals of the Company’s shareholders and Factorial stockholders and the fulfillment of other customary closing conditions.

Amendment to Business Combination Agreement

On March 26, 2026, the Company, Merger Sub and Factorial entered into an Amendment to the Business Combination Agreement (the “BCA Amendment”). The BCA Amendment, among other things, (A) amends the sixth paragraph of the Preamble and inserts a new clause (a) into Section 2.1 of the Business Combination Agreement to provide that the Shareholder Redemption shall occur at least one day prior to the Domestication, thereby clarifying the timing and sequencing of the “Shareholder Redemption relative to the Domestication; (B) amends certain definitions, including the definition of “Ancillary Documents” to remove references to the “CGC Private Warrant Exchange Agreement,” the definition of “Company Convertible Notes” to mean any convertible note or other equity-linked debt instrument convertible into Equity Securities of the Company or any of its subsidiaries outstanding as of the Merger Effective Time; (C) amends clause (b)(iii) of Section 5.8 of the Business Combination Agreement to bifurcate the previously singular “Nasdaq Proposal” into two distinct proposals to be submitted to the Company’s shareholders for approval: (i) the adoption and approval of the issuance of shares in connection with the transactions contemplated by the Business Combination Agreement and (ii) the adoption and approval of the issuance of CGC Shares in connection with the PIPE Financing, and consequently update the definition of “Nasdaq Proposal” to read “Nasdaq Proposals;” and (D) amend and restate Sections 5.21 and 5.22 of the Business Combination Agreement to remove the provisions related to the Warrant Exchange.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 29, 2024 (inception) through March 31, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account established for the benefit of our public shareholders (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.

For the three months ended March 31, 2026, we had a net income of $1,680,417, which consisted of interest earned on investments held in the Trust Account of $2,491,718, offset by general and administrative costs of $811,301.

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

For the three months ended March 31, 2026, cash used in operating activities was $227,953. Net income of $1,680,417 was affected by interest earned on investments held in the Trust Account of $2,491,718. Changes in operating assets and liabilities provided $583,348 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $0. Net loss of $20,449 was affected by payment of expenses through promissory note – related party of $20,449.

As of March 31, 2026, we had marketable securities held in the Trust Account of $285,868,994 (including approximately $9,868,994 of interest income) consisting of mutual funds primarily invested in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions and less taxes payable, if any), net of redemptions, to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $396,210. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial Business Combination, and to pay for directors and officers liability insurance premiums.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the funds held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026.

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

The underwriters of the Initial Public Offering are entitled to a deferred underwriting discount of 4.50% of the gross proceeds of the Initial Public Offering held in the Trust Account, other than the gross proceeds from Units sold pursuant to the underwriters’ over-

allotment option, and 6.50% of the gross proceeds from Units sold pursuant to the underwriters’ over-allotment option, or $13,140,000 in the aggregate. Subject to the terms of the underwriting agreement for the Initial Public Offering, the deferred underwriting discount (i) will become payable to such underwriters from the amounts held in the Trust Account solely in the event that we complete our initial Business Combination and (ii) will be waived by such underwriters in the event that we do not complete our initial Business Combination.

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

Critical Accounting Estimates and Accounting Policies

The preparation of the unaudited condensed financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. We have identified the following critical accounting estimates and accounting policies:

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

Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, or if there is a shareholder vote or tender offer in connection with our initial Business Combination. In accordance with ASC 480-10-S99, we classify public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding for the period. We have two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 20,600,000 Class A ordinary shares in the aggregate. As of March 31, 2026 and December 31, 2025, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in our earnings.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the fiscal period ended March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the 2025 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2025 Annual Report, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to certain subscription agreements dated October 29, 2024, on November 12, 2024, our initial shareholders paid an aggregate of $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for an aggregate of 5,750,000 founder shares. On May 1, 2025, pursuant to a share recapitalization, we issued an additional 1,150,000 founder shares to the Sponsor (with DirectorCo waiving its entitlement to be issued additional founder shares in connection therewith and directing its allotment to be issued to the Sponsor), resulting in our initial shareholders holding an aggregate of 6,900,000 founder shares. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances. The founder shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1(1)	Amendment to Business Combination Agreement, dated as of March 26, 2026, by and among the Cartesian Growth Corporation III, Fenway MS, Inc. and Factorial Inc.
10.1(1)	Amendment to Sponsor Support Agreement, dated as of March 26, 2026, by and among CGC III Sponsor LLC and Factorial Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K (File No. 001-42629), filed with the SEC on March 27, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARTESIAN GROWTH CORPORATION III

Date: May 15, 2026	By:	/s/ Peter Yu
	Name:	Peter Yu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Rafael de Luque
	Name:	Rafael de Luque
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)