Form 10-Q
period 2026-06-30
Factorial Energy Inc.
filed 2026-08-11
CIK 2049662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-42629
__________________________________________
Factorial Energy Inc.
(Exact name of registrant as specified in its charter)
__________________________________________

Delaware	42-2967285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 Middlesex Turnpike Billerica MA	01821
(Address of Principal Executive Offices)	(Zip Code)
(617) 315-9733
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A Common Stock, par value $0.00001 per share	FAC	The Nasdaq Global Market
Warrants, each whole warrant exercisable for one share of Series A Common Stock at an exercise price of $11.50	FACWW	The Nasdaq Global Market
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒
As of August 7, 2026, the registrant had 91,510,501 shares of Series A Common Stock, $0.00001 par value per share, and 15,512,744 shares of Series B Common Stock, $0.00001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are not historical facts are forward-looking statements. Forward-looking statements generally are accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters.
These forward-looking statements include, but are not limited to:
•statements regarding estimates and forecasts of other financial and performance metrics and projections of market opportunity;
•expectations and timing related to the success, cost and timing of product development activities;
•financing and other business milestones;
•our ability to realize the anticipated benefits of the Merger (as defined herein); and
•expectations relating to the Merger, including Factorial Energy’s expected cash runway.
These statements are based on various assumptions and on the current expectations of management and are not predictions of actual performance. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as and must not be relied on as a guarantee, an assurance, a prediction, or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and may differ from such assumptions. Many actual events and circumstances are beyond our control.
These forward-looking statements are subject to a number of risks and uncertainties, including:
•changes in domestic and foreign business, market, financial, political, and legal conditions;
•economic uncertainty and capital markets disruption, which has been significantly impacted by the current U.S. presidential administration and accompanying regulatory activities and economic policies, and events related thereto, ongoing military conflicts and geopolitical instability and inflation and interest rates;
•failure to realize the anticipated benefits of the Merger;
•the ability to maintain the listing of the Company’s Series A common stock, par value $0.00001 per share (the “Series A Common Stock”) on the Nasdaq Global Market;
•future financial performance of Factorial Energy;
•international trade disputes, including threatened or implemented tariffs by the U.S. and threatened or implemented tariffs by foreign countries in retaliation;
•the effects of competition on Factorial Energy’s future business; and
Additional risks related to Factorial Energy’s business include, but are not limited to:
•Factorial Energy’s limited operating history;
•risks associated with Factorial Energy’s efforts to commercialize its products;
•Factorial Energy’s ability to maintain its existing agreements with third parties and to negotiate and enter into new definitive agreements on favorable terms, if at all;
•the impact of competing products on Factorial Energy’s business;
•intellectual property-related claims;
•Factorial Energy’s dependence upon its key personnel and ability to attract and retain such personnel and additional qualified personnel;
•risk associated with Factorial Energy's international operations; and
•Factorial Energy’s ability to source the raw materials for its products.
If any of these risks materialize or Factorial Energy’s assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that Factorial Energy does not presently know or that Factorial Energy currently believes are immaterial that could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect Factorial Energy’s expectations, plans, or forecasts of future events and views as of the date of this Quarterly Report and are qualified in their entirety by reference to the cautionary statements herein. Factorial Energy anticipates that subsequent events and developments will cause Factorial Energy’s assessments to change. These forward-looking statements should not be relied upon as representing Factorial Energy’s assessments as of any date subsequent to the date of this Quarterly Report. Accordingly, undue reliance should not be placed upon the forward-looking statements. Neither Factorial Energy, nor any of its affiliates undertake any obligation to update these forward-looking statements, except as required by law.

SPECIAL NOTE REGARDING COMPANY REFERENCES
Throughout this Quarterly Report, the “Company,” “we”, “us”, “our”, “Factorial Energy” and “Factorial” refer to Factorial Energy Inc.
SPECIAL NOTE REGARDING TRADEMARKS
Solely for convenience, we refer to trademarks in this Quarterly Report without the ® or the ™ or symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our own trademarks. Other service marks, trademarks and trade names referred to in this Quarterly Report, if any, are the property of their respective owners, although for presentational convenience we may not use the ® or the ™ symbols to identify such trademarks.

Part I - Financial Information
Item 1. Financial Statements

FACTORIAL ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$112,831	$28,891
Receivables under collaboration agreements (includes $0 and $1,000 as related party as of June 30, 2026 and December 31, 2025, respectively)	103	1,152
Deferred transaction costs	—	1,423
Prepaid expenses and other current assets (includes $720 and $1,110 as related party as of June 30, 2026, and December 31, 2025, respectively)	2,667	1,425
Total current assets	115,601	32,891
Restricted cash	886	881
Property and equipment, net	19,218	21,276
Operating lease right-of-use assets, net	6,949	7,576
Other non-current assets (related party)	—	160
Total Assets	$142,654	$62,784
Liabilities, Redeemable Convertible Preferred Stock & Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable (includes $2 and $190 as related party, as of June 30, 2026, and December 31, 2025, respectively)	$720	$741
Accrued expenses	4,435	2,981
Operating lease liabilities, current portion	1,445	1,357
Total current liabilities	6,600	5,079
Operating lease liabilities, net of current portion	6,439	7,180
Convertible promissory notes – related parties, at fair value	—	18,889
Warrant liabilities for Series B-1 and Series D redeemable convertible preferred stock (includes $2,770 to related parties as of December 31, 2025)	—	3,378
Warrant liability for Series A Common Stock	44,616	—
Total liabilities	57,655	34,526
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock (Note 10):
Series A-1 redeemable convertible preferred stock, $0.00001 par value; 4,528,900 shares authorized, issued and outstanding as of December 31, 2025. Liquidation preference of $3,000 as of December 31, 2025.	—	327
Series A-2 redeemable convertible preferred stock, $0.00001 par value; 8,665,524 shares authorized, issued and outstanding as of December 31, 2025. Liquidation preference of $6,000 as of December 31, 2025.	—	655
Series B-1 redeemable convertible preferred stock, $0.00001 par value; 10,045,799 shares authorized; 9,972,682 shares issued and outstanding as of December 31, 2025, and 2025 Liquidation preference of $22,166 as of December 31, 2025.	—	2,169
Series C-1 redeemable convertible preferred stock, $0.00001 par value; 13,098,851 shares authorized, issued and outstanding as of December 31, 2025. Liquidation preference of $28,423 as of December 31, 2025.	—	28,303
Series C-2 redeemable convertible preferred stock, $0.00001 par value; 9,221,245 shares authorized, issued and outstanding as of December 31, 2025, and 2025. Liquidation preference of $26,857 as of December 31, 2025.	—	26,013

FACTORIAL ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)
(In thousands, except share and per share data)

	As of
	June 30, 2026	December 31, 2025
Series D redeemable convertible preferred stock, $0.00001 par value; 27,974,242 shares authorized; 21,827,755 shares issued and outstanding as of December 31, 2025. Liquidation preference of $202,385 as of December 31, 2025.	—	192,185
Total redeemable convertible preferred stock	—	249,652
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, and no shares issued or outstanding as of June 30, 2026. No shares were authorized, issued, or outstanding as of December 31, 2025.	—	—
Series A Common Stock, $0.00001 par value; 600,000,000 and 32,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively. 91,510,501 and 18,486,699 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	9	—
Series B Common Stock, $0.00001 par value; 50,000,000 shares authorized as of June 30, 2026. 15,512,742 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	2	2
Additional paid-in capital	361,299	34,625
Accumulated deficit	(275,492)	(255,576)
Accumulated other comprehensive loss	(819)	(445)
Total stockholders’ equity (deficit)	84,999	(221,394)
Total Liabilities, Redeemable Convertible Preferred Stock & Stockholders’ Equity (Deficit)	$142,654	$62,784
See accompanying notes to the unaudited condensed consolidated financial statements.

FACTORIAL ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development, net (includes $10 and $140 for the three months ended June 30, 2026 and 2025, respectively; and $10 and $165 for the six months ended June 30, 2026 and 2025, respectively, of related party research and development reimbursement)	$(6,582)	$(6,745)	$(8,524)	$(13,499)
Selling, general and administrative (includes $65 and $44 for the three months ended June 30, 2026 and 2025, respectively; and $153 and $88 for the six months ended June 30, 2026 and 2025, respectively, of related party expenses)	(6,379)	(4,657)	(10,928)	(11,025)
Total operating expenses	(12,961)	(11,402)	(19,452)	(24,524)
Loss from operations	(12,961)	(11,402)	(19,452)	(24,524)
Other income (expense), net:
Financing costs related to issuance of convertible promissory notes – related parties	—	—	(37)	—
Change in fair value of convertible promissory notes – related parties	(2,384)	—	(3,791)	—
Change in fair value of convertible promissory notes	(964)	—	(1,264)	—
Change in fair value of Series B-1 and Series D warrant liabilities (includes related party loss of $229 and $0 for the three months ended June 30, 2026 and 2025, respectively; and $262 and $0 for the six months ended June 30, 2026 and 2025, respectively)	(293)	—	(399)	—
Change in fair value of warrant liability for Series A Common Stock	4,738	—	4,738	—
Other income, net	523	833	289	1,085
Total other income (expenses), net	1,620	833	(464)	1,085
Loss before income taxes	$(11,341)	$(10,569)	$(19,916)	$(23,439)
Income tax expense	—	—	—	—
Net loss	$(11,341)	$(10,569)	$(19,916)	$(23,439)
Net loss attributable to common stockholders - basic	$(11,341)	$(10,569)	$(19,916)	$(23,439)
Net loss attributable to common stockholders - diluted	$(16,079)	$(10,569)	$(24,654)	$(23,439)
Net loss per share attributable to common stockholders - basic	$(0.61)	$(0.57)	$(1.07)	$(1.27)
Net loss per share attributable to common stockholders - diluted	$(0.85)	$(0.57)	$(1.32)	$(1.27)
Weighted-average common stock outstanding - basic	18,594,006	18,423,699	18,571,685	18,486,699
Weighted-average common stock outstanding - diluted	18,934,279	18,423,699	18,742,761	18,486,699

Other comprehensive loss:
Foreign currency translation adjustments	(76)	(182)	(374)	(174)
Comprehensive loss	$(11,417)	$(10,751)	$(20,290)	$(23,613)
See accompanying notes to the unaudited condensed consolidated financial statements.

FACTORIAL ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(In thousands, except share data)

	Redeemable Convertible Preferred Stock $0.00001 Par Value		Series A Common Stock $0.00001 Par Value		Series B Common Stock $0.00001 Par Value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2025, as recast for the reverse recapitalization	67,314,957	$249,652	2,973,957	$—	15,512,742	$2	$34,625	$(255,576)	$(445)	$(221,394)
Issuance of Series A Common Stock from stock option exercises	—	—	107,308	—	—	—	90	—	—	90
Stock based compensation	—	—	—	—	—	—	1,534	—	—	1,534
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(298)	(298)
Net loss	—	—	—	—	—	—	—	(8,575)	—	(8,575)
Balance, March 31, 2026	67,314,957	$249,652	3,081,265	$—	15,512,742	$2	$36,249	$(264,151)	$(743)	$(228,643)
Conversion of redeemable convertible preferred stock into Series A Common Stock	(67,314,957)	(249,652)	67,314,957	7	—	—	249,645	—	—	249,652
Issuance of common stock in connection with reverse recapitalization and PIPE Financing, net of issuance costs	—	—	21,114,279	2	—	—	123,721	—	—	123,723
Reclassification of warrant liability for Series A Common Stock from equity	—	—	—	—	—	—	(49,354)	—	—	(49,354)
Stock based compensation	—	—	—	—	—	—	1,038	—	—	1,038
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(76)	(76)
Net loss	—	—	—	—	—	—	—	(11,341)	—	(11,341)
Balance, June 30, 2026	—	$—	91,510,501	$9	15,512,742	$2	$361,299	$(275,492)	$(819)	$84,999

	Redeemable Convertible Preferred Stock $0.00001 Par Value		Series A Common Stock $0.00001 Par Value		Series B Common Stock $0.00001 Par Value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024, as recast for the reverse recapitalization	67,314,957	$249,652	2,888,163	$—	15,512,742	$2	$25,157	$(181,731)	$76	$(156,496)
Issuance of Series A Common Stock from stock option exercises	—	—	1,101	—	—	—	2	—	—	2
Stock based compensation	—	—	—	—	—	—	3,857	—	—	3,857
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	8	8
Net loss	—	—	—	—	—	—	—	(12,870)	—	(12,870)
Balance, March 31, 2025	67,314,957	$249,652	2,889,264	$—	15,512,742	$2	$29,016	$(194,601)	$84	$(165,499)
Issuance of Series A Common Stock from stock option exercises	—	—	3,977	—	—	—	4	—	—	4
Stock based compensation	—	—	—	—	—	—	1,749	—	—	1,749
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(182)	(182)
Net loss	—	—	—	—	—	—	—	(10,569)	—	(10,569)
Balance, June 30, 2025	67,314,957	$249,652	2,893,241	$—	15,512,742	$2	$30,769	$(205,170)	$(98)	$(174,497)
See accompanying notes to the unaudited condensed consolidated financial statements.

FACTORIAL ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(19,916)	$(23,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,802	4,385
Non-cash lease expenses and amortization	627	593
Stock-based compensation	2,571	5,606
Change in fair value of convertible promissory notes	1,264	—
Change in fair value of convertible promissory notes – related parties	3,791	—
Change in fair value of warrant liabilities for Series B-1 and Series D redeemable convertible preferred stock	399	—
Change in fair value of warrant liability for Series A Common Stock	(4,738)	—
Loss (gain) on disposal of property and equipment	36	(12)
Unrealized foreign exchange loss (gain)	584	(611)
Non-cash interest	—	75
Changes in operating assets and liabilities:
Receivables under collaboration agreements	1,049	449
Prepaid expenses and other current assets	(1,262)	37
Other non-current assets	160	—
Accounts payable	(21)	583
Accrued expenses	2,916	(164)
Operating lease liabilities	(653)	(590)
Net cash used in operating activities	(11,391)	(13,088)
Cash flows from investing activities:
Property and equipment expenditures	(556)	(185)
Advances on property and equipment	(22)	—
Net cash used in investing activities	(578)	(185)
Cash flows from financing activities:
Proceeds received from reverse recapitalization and PIPE Financing, net of $20,064 of transaction costs	91,996	—
Issuance of convertible promissory notes, net	5,340	—
Proceeds from stock option exercises	90	6
Principal paid on finance lease liability	—	(414)
Deferred transaction costs paid	(1,335)	—
Net cash provided by (used in) financing activities	96,091	(408)
Effects of exchange rate change on cash, cash equivalents and restricted cash	(177)	(4)
Net change in cash, cash equivalents and restricted cash	83,945	(13,685)
Beginning cash, cash equivalents and restricted cash	29,772	51,421
Ending cash, cash equivalents and restricted cash	$113,717	$37,736
Supplemental disclosures:
Cash paid during the year for:
Interest	$—	$146
Leases	$986	$975
Non-cash investing and financing activities:
Reclassification of warrant liability for Series A Common Stock from equity	$(49,354)	$—
Conversion of convertible promissory notes and accrued interest - related parties into Series A Common Stock	$22,681	$—
Conversion of convertible promissory notes and accrued interest into Series A Common Stock	$6,604	$—
Conversion of warrant liabilities for Series B-1 and Series D into Series A Common Stock	$3,378	$—
Deferred transaction costs included in accrued expenses	$1,423	$—
The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$112,831	$34,533
Restricted cash	886	3,203
Total cash, cash equivalents and restricted cash	$113,717	$37,736
See accompanying notes to the unaudited condensed consolidated financial statements.

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
NOTE 1 — THE COMPANY
Nature of Operations
Factorial Energy Inc. (“Factorial”, the “Company”, or “we”), formerly known as Cartesian Growth Corporation III (“CGC”), is a developer and manufacturer of advanced battery energy storage technologies and solid-state battery (“SSB”) technology. The technologies developed are expected to create a more sustainable future with high-performance batteries for electric vehicles, homes, and critical applications.
de-SPAC Transaction
On December 17, 2025, CGC, Fenway MS, Inc., a Delaware corporation (“Merger Sub”), and Factorial Inc. (“Legacy Factorial”), entered into a Business Combination Agreement (as amended, the “BCA”). CGC, a publicly traded special purpose acquisition company (“SPAC”) was listed on the Nasdaq Capital Market under the ticker symbol “CGCT”.
On June 5, 2026 (the "Closing Date"), the Merger Sub, a wholly-owned subsidiary of CGC, merged with and into Legacy Factorial, with Legacy Factorial surviving the merger as a wholly-owned subsidiary of CGC (the “Merger”). In connection with the Merger, CGC was renamed Factorial Energy Inc. The Company became listed on the Nasdaq Capital Market under the new ticker symbol “FAC” (“de-SPAC Transaction”) and subsequently upgraded to the Nasdaq Global Market (together with the Nasdaq Capital Market, “Nasdaq”). The Company received gross proceeds of approximately $112.1 million in connection with the de-SPAC Transaction and the sale of a private placement (the “PIPE Financing”) of Class A ordinary shares of CGC, par value $0.0001 per share (the “CGC Class A Shares”), prior to the payment of transaction expenses (“de-SPAC and PIPE Proceeds”) of $20.1 million.
As discussed in Note 3 - Reverse Recapitalization, the de-SPAC Transaction was accounted for as a reverse recapitalization with Factorial being the accounting acquirer, and CGC identified as the acquired company for accounting purposes. Accordingly, prior to the Closing Date, all historical financial information presented in the unaudited condensed consolidated financial statements represents the balances and activity of Legacy Factorial.
Basis of Presentation
The accompanying interim condensed consolidated financial statements and notes to the condensed consolidated financial statements have been prepared in accordance with accounting standards generally accepted in the United States of America (“U.S. GAAP”) for interim financial information as organized in the Accounting Standards Codification (“ASC”) administrated by the Financial Accounting Standards Board (“FASB”). The accompanying interim Condensed Consolidated Balance Sheet as of June 30, 2026, the interim Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2026 and 2025, and the interim Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include adjustments consisting of only normal recurring adjustments, excluding the de-SPAC Transaction described in Note 3 - Reverse Recapitalization, necessary for the fair statement of the Company’s financial position as of June 30, 2026 and its result of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s audited annual consolidated financial statements for the year ended December 31, 2025, included in the proxy statement/prospectus filed by CGC on May 6, 2026. The accounting policies applied in the preparation of these interim condensed consolidated financial statements are consistent with those disclosed in the Company’s audited consolidated financial statements and accompanying notes. The disclosures provided herein include only those policies that have been newly adopted or updated during the interim period, if any.
Prior to the receipt of the de-SPAC and PIPE Proceeds, the Company determined that its existing liquidity was not sufficient to fund operations for at least twelve months from the date of issuance of its audited annual consolidated financial statements, which raised substantial doubt about the Company’s ability to continue as a going concern. The Company has experienced net losses and negative cash flows from operations since its inception. The Company expects it will continue to incur significant costs including research and development expenses related to its ongoing operations until it successfully develops a commercial product and achieves revenues adequately to support the Company’s operations. However, Factorial believes that its cash on hand, including the net proceeds from the de-SPAC and PIPE Proceeds, will be

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing. Accordingly, management has concluded that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated. Factorial may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with Original Equipment Manufacturers (“OEMs”) and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, and regulatory or permitting developments, among other possible developments. To the extent that Factorial’s current resources are insufficient to satisfy its cash requirements, Factorial may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than Factorial expects, Factorial may be forced to decrease its level of investment in product development or scale back its operations.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements in accordance with the provisions under ASC Topic 810 Consolidation.
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the amounts of expenses during the reporting period. On an ongoing basis, the Company’s management evaluates its estimates, judgments, and methodologies. Significant estimates and assumptions in the consolidated financial statements include those related to warrant liabilities, convertible promissory notes and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ materially from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.
Collaboration Arrangements and Partnership Agreements
The Company enters into collaborative arrangements with various parties individually through joint development agreements (“JDAs”) to evaluate and test its technology. The agreements are executed in anticipation of entering into either a purchasing agreement for the Company’s sellable products or jointly developing a commercialized product. As part of the JDAs, the counterparty may either reimburse the Company for certain costs incurred through a fixed fee payment or per unit payment or share certain costs with the Company.
The Company assesses each collaborative arrangement to determine whether it is in scope for ASC Topic 808, Collaborative Arrangements (“ASC 808”). In making the determination, the Company considers whether the arrangement involves joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. All of the JDAs entered into by the Company have been concluded to be arrangements within the scope of ASC 808. As a result, payments received/paid from/to the counterparties have been netted against the research and development expenses incurred by the Company.
The Company assesses each collaborative arrangement to determine whether it is in scope for ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In making the determination, the Company considers if some or all aspects of the arrangement represent a transaction with a customer. All of the JDAs entered into by the Company to date have been concluded to be arrangements outside the scope of ASC 606. As a result, no revenue has been recognized by the Company.
For the three months ended June 30, 2026, and 2025, the Company recognized approximately $0.2 million and $0.2 million, respectively, and for the six months ended June 30, 2026 and 2025, the Company recognized $3.6 million and $0.2 million, respectively, in expense reimbursements from arrangements, which are recorded net within research and development expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.
In February 2026, the Company entered into a new development agreement with PowerCo SE (“PowerCo”). The development agreement has various terms and conditions and has a term of fifteen months; however, PowerCo has the right to terminate under certain conditions. The Company entered into this development agreement for purposes of assessing its technology through evaluation and testing of its batteries.

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
In January 2026, the Company entered into a partnership agreement with a note holder as further described in Note 8- Convertible Promissory Note. The partnership agreement includes up to $0.9 million of consideration for the performance of research and development services to the note holder.
Deferred Transaction Costs
The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to transaction costs. Prior to the completion of the transaction (potential business combination with Cartesian Growth Corporation III), direct transaction costs are capitalized as deferred transaction costs. If the transaction is completed, the deferred transaction costs are charged to additional paid-in capital and offset the proceeds received from the potential business combination. As of June 30, 2026, the Company has completed the Merger, and all deferred transaction costs have been recognized.
Convertible Promissory Notes, Fair Value
In August 2025, the Company entered into Convertible Promissory Note Agreements with existing investors (“August 2025 Notes” or “Convertible Promissory Notes – Related parties”) where they can receive a total of $10.0 million. In January 2026, the Company entered into Note Purchase Agreements and a Convertible Promissory Note Agreement pursuant to which it could receive proceeds up to $5.3 million (the “January 2026 Notes” or “Convertible Promissory Notes”) from new investors. The Company determined that it is eligible for the fair value option election in connection with the Convertible Promissory Notes – Related Parties and the Convertible Promissory Notes. Both the Convertible Promissory Notes – Related Parties and the Convertible Promissory Notes meet the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC Topic 825 Financial Instruments (“ASC 825”). At the date of issuance, the fair value of the Convertible Promissory Notes – Related Parties and Convertible Promissory Notes were derived using the scenario-based method (“SBM”) as further described in Note 4 – Fair Value Measurements. The fair value option election was made to enhance the relevance and transparency of information presented related to the features embedded in the Convertible Promissory Notes.
Changes in the fair value of the Convertible Promissory Notes – Related Parties and the Convertible Promissory Notes are recorded as gains or losses in the Company’s consolidated statements of operations and comprehensive loss within other (expense) income, net, until the date of the Merger. At the Closing Date, all convertible promissory notes and accrued interest were exchanged as part of the de-SPAC Transaction, see Note 3 – Reverse Recapitalization, Note 4 – Fair Value Measures, Note 7 - Convertible Promissory Notes – Related Parties, and Note 8 - Convertible Promissory Notes, for further details.
Warrant Instruments
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of Series A common stock $0.00001 per share (the “Series A Common Stock”) and whether warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end-date while the warrants are outstanding.
For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of warrants classified as liabilities are recognized as a non-cash gain or loss on Company’s condensed consolidated statements of operations and comprehensive loss within other (expense) income, net.
Series B-1 and Series D Warrants
Series B-1 and Series D Warrants for the purchase of shares of redeemable convertible preferred stock are classified as liabilities on the condensed consolidated balance sheets at fair value upon issuance because the underlying shares of redeemable convertible preferred stock are redeemable outside of the control of Company. The initial liability recorded is

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
adjusted for changes in the fair value at each reporting date and recorded as other income/expense in the accompanying Company’s condensed consolidated statements of operations and comprehensive loss. The Company continued to adjust the convertible preferred stock warrant liability for changes in fair value until the exercise of the warrants, at which time the liability was reclassified to redeemable convertible preferred stock, and is reflected in the Company’s condensed consolidated statements of operations and comprehensive loss. The redeemable convertible preferred stock warrant liabilities increased or decreased each period based on the fluctuations of the fair value of the underlying security.
The fair value of the Series B-1 and Series D redeemable convertible preferred stock warrants are estimated using a Probability Weighted Equity Return Method (“PWERM”). Under this approach, the Company develops multiple scenarios and ascribes a probability weighting to each scenario and related estimated fair value. Key inputs and assumptions in the PWERM include the probability and the estimated value of the security in each liquidity scenario, in addition to scenario specific assumptions.
Public and Private Warrants
The Company accounts for the Public Warrants and Private Warrants (as defined below) in accordance with U.S. GAAP, under which the 13,800,000 redeemable public warrants for Series A Common Stock (“Public Warrants) and 6,800,000 redeemable private placement warrants for Series A Common Stock (the “Private Warrants”) were issued by CGC in connection with its initial public offering. Upon completion of the Merger, such warrant agreements were amended and remained outstanding as warrants of the Company. The Company evaluated the amended terms of the Public Warrants and concluded that equity classification remains appropriate. The amended terms of the Private Warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and, because the holder of a Private Warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision precluded the Private Warrants from being classified in equity. Accordingly, the Company reclassified the Private Warrants from equity to a liability and measured the Private Warrants at fair value. At the end of each reporting period, the Company will adjust the fair value of the Private Warrants using a Black-Scholes option pricing model whereby the expected volatility was estimated based on the historical volatility of a group of comparable publicly traded companies over a period commensurate with the expected remaining term of the warrants, as the Company’s common stock and Public Warrants do not have sufficient trading history to estimate volatility on a stand-alone basis.
Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. After the completion of the re-recapitalization described in Note 3 – Reverse Recapitalization, the Company is considered an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “Jobs Act”). The Jobs Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to avail itself of this extended transition period and, as a result, the Company will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides optional practical expedients intended to simplify the application of the current expected credit loss model to current trade accounts receivable and current contract assets arising from revenue transactions under Topic 606. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company adopted the guidance effective January 1, 2026. The adoption did not have a material impact on its accounting policies, financial position, results of operations, or cash flows, as the Company has no trade receivables and contract assets.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (Topic 815). The amendments in this ASU update the FASB Accounting Standards Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, with early adoption permitted. The Company early adopted ASU 2025-12 and the adoption did not have a material impact on its condensed consolidated financial statements.

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
New Accounting Pronouncements — Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE) (“ASU 2024-03”), requiring additional disclosure of the nature of expenses included in the income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendment in this update applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the provisions of the amendments and the impact on its disclosures.
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard clarifies current interim reporting requirements on Topic 270 and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This standard will be effective for fiscal years beginning after December 15, 2027, with the option to apply it retrospectively. Early adoption is allowed. Currently, the Company is assessing the potential impact of this guidance on its financial statement disclosures.
NOTE 3 — REVERSE RECAPITALIZATION
Immediately prior to the de-SPAC Transaction described in Note 1 – The Company, CGC issued and sold to investors in the PIPE Financing 7,519,404 shares of its common stock for gross proceeds of $64.7 million. In connection with the de-SPAC Transaction, the Company received a total for $47.4 million in proceeds from the trust account previously held by CGC (the “Trust Account”). The Company incurred $1.3 million in transaction costs paid in cash prior to the Closing Date of the Merger, which are recorded to additional paid-in capital. On the Closing Date of the Merger, the Company incurred de-SPAC Transaction costs of $20.1 million, consisting of legal, accounting, and other professional fees, which were recorded to additional paid-in capital as a reduction of the deemed proceeds from the reverse recapitalization, the PIPE Financing, and the Trust Account.
The Company accounted for the Merger, described in Note 1 - The Company, under ASC 805, Business Combinations, and related guidance and determined that Legacy Factorial is the accounting acquirer for financial reporting purposes. Accordingly, these unaudited condensed consolidated financial statements of the Company are presented as a continuation of the financial statements of Legacy Factorial, except for the legal capital structure, which was retroactively recast to reflect the equity structure of the Company. The de-SPAC Transaction is presented as the issuance of common stock by the Company for the net assets of CGC and proceeds from the PIPE Financing, accompanied by a recapitalization and a change in the reporting entity. The net assets of CGC were recorded at historical cost as of the Closing date, with no goodwill or other intangible assets recognized. All shares and per-share amounts for periods prior to the Merger have been retroactively recast, where applicable, to reflect the exchange ratio established in the BCA of approximately 3.6684 (“Consideration Ratio”).
Upon the effective time of the Merger (“Merger Effective Time”), the following occurred with respect to the equity of Legacy Factorial:
•At the Merger Effective Time, each share of common stock of Legacy Factorial (“Legacy Factorial Common Stock”) that was issued and outstanding as of immediately prior to the Merger Effective Time (excluding treasury shares, dissenting shares and shares held by Dr. Siyu Huang, Factorial’s Co-Founder and Chief Executive Officer and Dr. Alex Yu, Factorial’s Co-Founder and Chief Technology Officer (together, the “Legacy Factorial Founders”) was automatically canceled and converted into the right to receive a corresponding number of shares of Series A Common Stock equal to the Consideration Ratio and each share of Legacy Factorial’s capital stock that was issued and outstanding as of immediately prior to the Merger Effective Time held by the Legacy Factorial Founders was automatically canceled and converted into the right to receive a corresponding number of shares of Factorial’s Series B common stock, par value $0.00001 per share (the “Series B Common Stock,” and together with the Series A Common Stock, the “Factorial Energy Common Stock”) equal to the Consideration Ratio;
•The number of shares of Legacy Factorial Common Stock set forth in the above gave effect to:
◦The conversion of each outstanding convertible debt instrument including accrued interest (including the Convertible Promissory Notes - Related Parties and Convertible Promissory Notes (together the “Legacy Factorial Convertible Notes”)) into Legacy Factorial Common Stock pursuant to its terms, see Note 7 - Convertible Promissory Notes - Related Parties and Note 8 - Convertible Promissory Notes for details;

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
◦The conversion of each issued and outstanding share of Series A-1, Series A-2, Series B-1, Series C-1, Series C-2, and Series D redeemable convertible preferred stock (together the “Legacy Factorial Preferred Stock”) into a number of shares of Legacy Factorial Common Stock in accordance with the terms of Section 5.1 of the Factorial Certificate of Incorporation in effect immediately prior to the Merger Effective Time; and
◦The conversion of each issued and outstanding Series B-1 and Series D warrants (together the “Legacy Factorial Warrants”) into a number of shares of Legacy Factorial Common Stock in accordance with the terms of the corresponding warrant agreements, see Note 12 - Warrants for details;
•Each share of Legacy Factorial Common Stock held immediately prior to the Merger Effective Time by Legacy Factorial as treasury stock was automatically cancelled and extinguished, and no consideration was paid with respect thereto;
•Each share of capital stock of Merger Sub issued and outstanding immediately prior to the Merger Effective Time was automatically cancelled and extinguished and converted into one share of Factorial Energy Common Stock;
•Each outstanding and unexercised vested and unvested option to purchase shares of Legacy Factorial Common Stock (each, a “Legacy Factorial Option”) to purchase shares of Legacy Factorial Common Stock became a Factorial Option containing the same terms, conditions, vesting and other provisions as were historically applicable to such Legacy Factorial Options and each resulting Factorial Option became exercisable for the number of shares of Series A Common Stock equal to the Consideration Ratio multiplied by the number of shares of Legacy Factorial Common Stock subject to the Legacy Factorial Option as of immediately prior to the Merger Effective Time, rounded down to the nearest whole share, at an exercise price equal to the per share exercise price of the Legacy Factorial Option divided by the Consideration Ratio, rounded up to the nearest whole cent; and
•Each restricted stock unit award with respect to Legacy Factorial Common Stock (each, a “Legacy Factorial RSU”) that was outstanding was cancelled in exchange for a restricted stock unit award with respect to Series A Common Stock (“Factorial RSU”) under the Factorial Energy Inc. 2026 Equity Incentive Plan (the “2026 Plan”) containing the same terms, conditions, vesting and other provisions as were historically applicable to such Legacy Factorial RSU, and each resulting Factorial RSU will settle into a number of shares of Series A Common Stock equal to a number of shares of Series A Common Stock as set forth on an allocation schedule, rounded down to the nearest whole share.
As a result of the Merger, the following shares were issued at the Merger Effective Time, exclusive of Legacy Factorial Common Stock and Legacy Factorial Preferred Stock that were converted into Series A Common Stock and Series B Common Stock were reflected retroactively for all periods presented:

	Amount	Series A Common Stock
Legacy Factorial Convertible Notes and accrued interest	$29,284	2,811,447
Series B-1 and Series D warrants	3,777	362,625
Issuance of Series A Common Stock in connection with the reverse recapitalization and PIPE Financing, net of issuance costs	90,624	17,940,207
Total	$123,685	21,114,279
Immediately after the Merger, the Company’s outstanding common stock included the following components:

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)

	Total Combined Shares	Series A Common Stock	Series B Common Stock
CGC's Public Shareholders(1)	4,548,687	4,548,687	—
Sponsor and Director Co(2)	5,810,000	5,810,000	—
PIPE Institutional Investor(3)	6,340,000	6,340,000	—
PIPE Sponsor Investor(4)	1,179,404	1,179,404	—
Factorial Shareholders(5)	89,083,034	73,570,292	15,512,742
Cantor Advisory Fee(6)	62,118	62,118	—
Total shares outstanding	107,023,243	91,510,501	15,512,742

(1)Reflects redemption of 23,051,313 CGC Class A Shares out of the 27,600,000 CGC Class A Shares available for redemption by CGC Public Shareholders prior to the Closing. Note that the 4,548,687 shares presented herein include an aggregate of 3,470,764 CGC Class A Shares (the “NRA Shares”) that a certain institutional investor (the “Institutional Investor”) and an affiliate of CGC III Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor” and such affiliate, the “Sponsor Investor”) purchased prior to the Closing to partially satisfy their PIPE Financing obligations.
(2)Amount includes 5,710,000 Class B ordinary shares of CGC, par value $0.0001 per share (the “Founder Shares”) held by the Sponsor and 100,000 Founder Shares held by CGC III Sponsor DirectorCo LLC, a Cayman limited liability company managed by the Sponsor(in which, each of CGC’s independent directors hold an interest in 30,000 Founder Shares).
(3)Amount includes (i) the Institutional Investor’s subscription for 5,500,000 shares of Series A Common Stock at a subscription price of $10.00 per share; plus (ii) the constructive transfer at the Closing of an aggregate of 750,000 shares of Series A Common Stock from the Sponsor to the Institutional Investor; and plus (iii) an aggregate of 90,000 shares of Series A Common Stock constructively transferred to the Institutional Investor by the Sponsor as part of a certain letter agreement. The effective subscription price of the Institutional Investor is $8.68 per share, taking into account the foregoing transfers from the Sponsor.
(4)Amount includes (i) the Sponsor Investor’s subscription for 929,404 shares of Series A Common Stock at a subscription price equal to the redemption price of $10.42 per share; plus (ii) the constructive transfer at the Closing of an aggregate of 250,000 shares of Series A Common Stock from the Sponsor to the Sponsor Investor. The effective subscription price of the Sponsor Investor is $8.21 per share, taking into account the foregoing transfer from the Sponsor.
(5)Includes (i) an aggregate of 3,081,263 shares of Series A Common Stock issued to holder of Legacy Factorial Common Stock from conversion of Legacy Factorial Common Stock based upon the Consideration Ratio; (ii) an aggregate of 15,512,742 shares of Series B Common Stock issued to the Factorial Founders from the exchange of shares of Legacy Factorial Common Stock based upon the Consideration Ratio; (iii) an aggregate of 67,314,957 shares of Series A Common Stock issued to holders of Legacy Factorial Preferred Stock from the exchange of shares of Legacy Factorial Preferred Stock; (iv) an aggregate of 2,811,447 shares of Series A Common Stock issued to holders of the Legacy Factorial Convertible Notes from conversion of the Legacy Factorial Convertible Notes along with accrued interest into shares of Legacy Factorial Common Stock immediately before the Merger and the subsequent exchange into shares of Series A Common Stock; and (v) an aggregate of 362,625 shares of Series A Common Stock issued to holders of the Legacy Factorial Warrants from their cashless exercise of the warrants for shares of Legacy Factorial Preferred Stock and converted into shares of Legacy Factorial Common Stock immediately before the Merger and subsequent exchange for Series A Common Stock.
(6)Amount includes 62,118 shares of Series A Common Stock issued to Cantor pursuant to the financial advisor engagement letter as outlined in the Company’s the S-4 filed on June 11, 2026.

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
NOTE 4 — FAIR VALUE MEASURES
The Company’s financial assets are subject to fair value measurements on a recurring basis. The following table presents information about the Company’s financial assets and liabilities measured at fair value and the level of input utilized to determine such fair values (in thousands):

	Fair value measurements as of June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Money market (included in cash and cash equivalents)	$95,492	$95,492	$—	$—
Money market (included in restricted cash)	886	886	—	—
Total Assets	$96,378	$96,378	$—	$—
Liabilities:
Warrant liability for Series A Common Stock	$44,616	$—	$—	$44,616
Accrued private issuance liability (included in accrued expenses)	1,109	1,109	—	—
Total Liabilities	$45,725	$1,109	$—	$44,616

	Fair value measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market (included in cash and cash equivalents)	$14,152	$14,152	$—	$—
Money market (included in restricted cash)	881	881	—	—
Total Assets	$15,033	$15,033	$—	$—
Liabilities:
Warrant liability Series B-1	$608	$—	$—	$608
Warrant liability Series D	2,770	—	—	2,770
Convertible promissory notes – related parties	18,889	—	—	18,889
Total Liabilities	$22,267	$—	$—	$22,267
Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as accounts payable, accrued expenses, and other current liabilities.
Level 3 Financial Instruments
The following table sets forth a summary of the changes in the estimated fair value of the Company’s warrants for Series A Common Stock, redeemable convertible preferred stock warrants, and convertible promissory note, which represents financial instruments with valuations classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gain or loss in the table below includes changes in fair value due in part to observable factors that are part of the Level 3 methodology recognized in the condensed consolidated statements of operations and comprehensive loss as a component of other income (expense), net as appropriate (in thousands):

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)

	Warrant Liabilities			Convertible Promissory Notes
	Series B-1	Series D	Warrants for Series A	Related Party Notes	Notes
December 31, 2025	$608	$2,770	$—	$18,889	$—
Reclassification of Warrant liability for Series A Common Stock from equity to liability	—	—	49,354	—	—
Issuance of convertible promissory notes	—	—	—	—	5,340
Change in fair value 1	137	262	(4,738)	3,791	1,264
Conversion to shares of Series A Common Stock	(745)	(3,032)	—	(22,680)	(6,604)
June 30, 2026	$—	$—	$44,616	$—	$—
1 Upon the closing of the Merger, the conversion price and number of shares issuable for the Series B-1 Warrants, Series D Warrants, Convertible Promissory Notes – Related Parties, and Convertible Promissory Notes were determined based on the price per share paid in the Merger, an observable input, rather than the unobservable inputs used in the PWERM for the warrants and the SBM for the convertible promissory notes as of December 31, 2025. Accordingly, no further Level 3 fair value estimate was required at the conversion date; the final fair value was determined directly from the Merger's per-share price applied to the conversion formula set forth in in Note 7 – Convertible Promissory Notes – Related Parties.
Upon the completion of the Company’s Merger in June 2026, warrants exercised for redeemable convertible preferred stock and convertible promissory notes were automatically exchanged for shares of Series A Common Stock based on the Consideration Ratio. See Note 7 – Convertible Promissory Notes – Related Parties, Note 8 - Convertible Promissory Notes, and Note 12 – Warrants for further details.
Series B-1 and Series D Warrant Liabilities
To estimate the fair value of the Series B-1 and D Warrant Agreements, the Company applied the PWERM. Under this approach, the Company develops multiple scenarios and ascribes a probability weighting to each scenario and related estimated fair value. Key inputs and assumptions in the PWERM include the probability and the estimated value of the security in each liquidity scenario, in addition to scenario specific assumptions. The two scenarios used in the valuation of the Series B-1 and D Warrant Agreements are a SPAC Exit scenario and Option Pricing Method scenario (the “OPM scenario”). The Company applied a 75% weighting to the SPAC Exit Scenario and 25% to the OPM scenario as of December 31, 2025. As of the Merger date there were no further assumptions and the fair market value was equal to the conversion value per the terms of the agreement based on the SPAC redemption value, adjusted by the Consideration Ratio to a value of $10.42 per converted share of Series A Common Stock.
The following are assumptions used in valuing the Series B-1 and D Warrant Agreements in the SPAC Exit scenario, as of December 31, 2025:

	Series B-1	Series D
Discount rate	25%	25%
Expected life	0.38	0.38
Future projected price per share	$37.76	$37.76
Strike price	$0.08	$27.21
The significant unobservable inputs used in the fair value measurement of the Series B-1 and D warrant liability in the SPAC Exit scenario are the discount rate and the expected life. The future projected price per share is estimated based on the SPAC purchase price as outlined in the Company’s BCA. The discount rate reflects current market assessments of the time of value of money and the risks specific to the Company given its stage of development.
The expected life is based upon the fact that the Warrant Agreements would not persist through a liquidity event, and therefore the expected life is based upon management’s estimated holding period to an exit/liquidity event.

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
The following are the assumptions used in valuing the Series B-1 and D Warrant Agreements in the OPM scenario, as of December 31, 2025:

	Series B-1	Series D
Share value	$18.14	$33.71
Assumed volatility	90%	37%
Assumed risk-free interest rate	3.5%	3.5%
Expected life	2	2
Expected dividends	—	—
The significant unobservable inputs used in the fair value measurement of the Series B-1 and D warrant liability in the OPM scenario are the equity value of the Company, the expected life and assumed volatility. The equity value of the Company is derived from a discounted cash flow analysis based on the Company’s best estimates of future cash flows. The assumptions underlying these valuations include projected future revenue and cash flows, discount rates, market adjustments and multiples, selection of comparable companies, the lack of marketability of our equity, and probability of possible future events, including the expected time to liquidity. These underlying assumptions represent our best estimates at the time they were made, which involves inherent uncertainty and the application of judgment. Changes to the key assumptions and estimates used in the valuations could result in materially different fair values of our common and preferred stock at each valuation date.
The expected life is based upon the fact that the Warrant Agreements would not persist through a liquidity event, and therefore the expected life is based upon management’s estimated holding period to an exit/liquidity event. The expected volatility is based upon observed historical volatilities of a cohort of guideline public companies. Equity allocation mechanics are based upon the distribution waterfall as outlined in the Company’s operating agreement. Significant increases (decreases) in the equity value, the expected life, or the assumed volatility, could result in significantly higher (lower) fair value measurements.
Warrant Liability for Series A Common Stock
The Private Warrants are valued using a Black-Scholes model, which resulted in a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the Company’s common stock. The expected volatility was estimated based on the historical volatility of a group of comparable publicly traded companies over a period commensurate with the expected remaining term of the warrants, as the Company’s common stock does not have sufficient trading history to estimate volatility on a stand-alone basis.
As of June 30, 2026, the fair value of outstanding Private Warrants of approximately $44.6 million is recorded as warrant liability. The following table presents the changes in the fair value of warrant liability:

June 30, 2026
Warrant liability for Private Placement as of December 31, 2025	$—
Reclassification of Warrant liability for Series A Common Stock from equity to liability	49,354
Change in fair value	(4,738)
Warrant liability for Private Placement as of June 30, 2026	$44,616
As of the issuance date, the fair value of the Private Warrants was estimated using the following assumptions:

June 5, 2026
Exercise price	$11.50
Share price	$11.90
Volatility	68.5%
Remaining contractual term	4.99
Risk Free Rate	4.25%
Dividend yield	—%

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
As of June 30, 2026, the fair value of the Private Warrants was estimated using the following assumptions:

June 30, 2026
Exercise price	$11.50
Share price	$11.09
Volatility	68.7%
Remaining contractual term	4.93
Risk Free Rate	4.1%
Dividend yield	—%
Convertible Promissory Notes – Related Parties
To estimate the fair value of the August 2025 Notes, the Company applied the SBM. The fair value of the August 2025 Notes includes an estimate of the value of accrued interest. The significant unobservable inputs used in the fair value measurement of the August 2025 Notes are the underlying share value, the expected life, assumed volatility, assumed discount rate, share value, and the probability of scenarios. As of the Merger date, there were no further assumptions and the fair market value was equal to the conversion value per the terms of the agreement and SPAC redemption value, adjusted by the Consideration Ratio to a value of $10.42.
The assumptions used in determining the fair value of the August 2025 Notes under the SBM as of December 31, 2025, were as follows:

Series D December 31, 2025
SPAC Exit Scenario	75.0%
Qualified Financing Scenario	15.0%
Dissolution Scenario	10.0%
Assumed volatility	40.0%
Assumed risk-free interest rate	3.5%
Expected life	0.75
Assumed discount rate	20.0%
Share value	$34.47
To estimate the share value of the Series D redeemable convertible preferred stock at December 31, 2025, we used a PWERM. The two scenarios used in the estimation of the Series D redeemable convertible preferred stock are a SPAC Exit scenario and Option Pricing Method scenario.
Convertible Promissory Notes
To estimate the fair value of the January 2026 Notes, the Company applied the SBM. The fair value of the January 2026 Notes includes an estimate of the value of accrued interest. The significant unobservable inputs used in the fair value measurement of the January 2026 Notes are the expected life, assumed discount rate, and the probability of scenarios. As of the Merger date there were no further assumptions and the fair market value was equal to the conversion value per the terms of the agreement and weighted average PIPE investment price, adjusted by the Consideration Ratio to a value of $10.06.
The assumptions used in determining the fair value of the January 2026 Notes under the SBM were as follows:

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)

January 26, 2026
SPAC Exit Scenario	80%
Qualified Financing Scenario	10%
Dissolution Scenario	10%
Expected life	0.68
Assumed discount rate	20%
NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment, net consists of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Leasehold improvements	$10,151	$10,680
Machinery and equipment	15,733	16,315
Furniture and fixtures	395	419
Computer and software	210	216
Buildings	1,145	1,227
Building Fixtures	1,240	1,206
Land	3,155	3,382
Advances on purchases of property and equipment*	634	632
Total	$32,663	$34,077
Accumulated depreciation	(13,445)	(12,801)
Total	$19,218	$21,276
*Advances on purchases of property and equipment are payments made before the related asset (such as machinery and equipment) are delivered and are not depreciated until the asset is placed in service.
Depreciation expense related to property and equipment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total	$920	$1,987	$1,802	$3,971

NOTE 6 — ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Accrued compensation and benefits	$1,150	$760
Accrued legal and professional	1,404	239
Accrued private issuance liability	1,109	—
Accrued transaction costs	—	1,423
Accrued other	772	559
Total accrued expenses	$4,435	$2,981
NOTE 7 — CONVERTIBLE PROMISSORY NOTES — RELATED PARTIES
On August 1, 2025, the Company entered into the August 2025 Notes where they can receive a total of $10.0 million. The August 2025 Notes, were issued to related parties with initial principal balances as follows, Stellantis $2.0 million,

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
Mercedes-Benz $2.0 million, and Gatemore Capital Management controlled entities $6.0 million. The August 2025 Notes bore interest of 15% per annum, compounded monthly, and had a maturity date of August 1, 2028. The accrued interest balance was included in the fair value estimate of the August 2025 Notes liability. No payments were due until maturity. The August 2025 Notes principal and interest were convertible into the most senior preferred security at the time of conversion. The August 2025 Notes provided the holders with certain conversion features including: a mandatory conversion upon a qualified financing event, an optional conversion upon a non-qualified financing event and an optional conversion upon an acquisition of the Company.
The August 2025 Notes included an automatic conversion event in connection with a qualified financing event. The principal amount and any unpaid interest on the August 2025 Notes would automatically be converted into shares of the same class and type of securities issued in the qualified financing. The number of shares issued would be calculated by dividing the greater of either i) 110% of the original August 2025 Note or ii) the total outstanding principal and accrued interest of the August 2025 Note, by 50% of the cash price per share paid by investors in the qualified financing (excluding conversions of August 2025 Notes or other convertible instruments). This resulting share total would be rounded down to the nearest whole number of shares, and the conversion price per share would not exceed $34.0131.
A “qualified financing” means the issuance and sale, in a single transaction or series of related transactions, of the Company’s equity securities resulting in aggregate proceeds to the Company of equal to or more than $20.0 million (including the conversion of the August 2025 Notes, less any Interest) in exchange for cash. The mandatory conversion feature upon a qualified financing event would automatically convert into stock of the same class and series (the “New Equity”) of the Company’s securities that is issued by the Company in the qualified financing. A “non-qualified financing” means the issuance and sale, in a single transaction or series of related transactions of the Company’s equity securities resulting in aggregate proceeds to the Company of less than $20.0 million (including the conversion of the August 2025 Notes, less any Interest) in exchange for cash. An “acquisition event” means a Deemed Liquidation Event as defined in the Company’s Certificate of Incorporation, as amended from time to time.
Upon the consummation of the Merger, all principal and accrued interest of $1.3 million in respect to the August 2025 Notes was automatically converted into 2,177,459 shares of Series A Common Stock at price of $10.42 per share for a value of $22.7 million (share figure was 593,574 shares prior to the application of the merger exchange ratio in the Merger, which was closed on June 5, 2026).

NOTE 8 — CONVERTIBLE PROMISSORY NOTES
During January 2026, the Company issued the January 2026 Notes pursuant to which it could receive proceeds up to $5.3 million. The January 2026 Notes bore interest of 5% per annum and had a maturity dates of either August 1, 2028 or January 1, 2029. The January 2026 Notes provided the holders with certain conversion features including: a mandatory conversion upon a qualified financing event, an optional conversion upon a non-qualified financing event and an optional conversion upon an acquisition of the Company.
Concurrently with the issuance of the January 2026 Notes, the Company entered into a partnership agreement with a note holder. Pursuant to the partnership agreement, the Company could receive up to $2.2 million in total consideration. The deliverables of the partnership agreement coincided with payments to the Company on the convertible note. Deliverables under the partnership agreement were aligned with, and contingent upon, funding milestones under the convertible note, which provided for up to $1.3 million in aggregate principal funding to the Company of which $1.3 million of proceeds have been received as of June 30, 2026. The note holder had the option to request funding in part or in full. In addition, the partnership agreement includes up to $0.9 million of consideration for the performance of research and development services to the note holder.
Upon the consummation of the Merger, all principal and accrued interest in respect to the January 2026 Notes was automatically converted into 633,988 shares of Series A Common Stock at price of $10.06 per share for a value of $6.6 million (share figure was 172,823 shares prior to the application of the merger exchange ratio in the Merger, which was closed on June 5, 2026).

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Leases
The Company’s leases include various operating leases for offices, laboratory space, and storage space, expiring at various dates through November 2032. Many leases include one or more options to renew. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably certain. The Company’s finance lease for the facility in Methuen, Massachusetts was terminated in October 2025. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance, and common area maintenance. For additional information, please read Note 8, Commitments and Contingencies, to the audited financial statements included in the Company’s audited annual consolidated financial statements for the year ended December 31, 2025, included in the proxy statement/prospectus filed by CGC on May 6, 2026.
Private Issuance
The Company entered into an agreement with Clear Street LLC (“Clear Street”) in June 2026, pursuant to which Clear Street agreed to act as capital markets advisor to the Company for a term of twelve months. As consideration for these services, the agreement provides for the issuance to Clear Street of 100,000 shares of the Company’s Series A Common Stock. As of June 30, 2026, certain awards covering 100,000 shares of common stock remained subject to pending authorization of the underlying shares. Because the grant-date criteria under ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). had not been satisfied, the awards were accounted for as liability-classified awards and remeasured to fair value at June 30, 2026. As of June 30, 2026, the Company has recorded a $1.1 million liability within accrued expenses on the Company’s condensed consolidated balance sheet. The liability is subject to remeasurement under ASC 718 until the shares are authorized and issued.
Legal Proceedings
From time to time, the Company may be subject to legal claims or be party to legal proceedings arising in the normal course of business. While the outcome of such claims or proceedings cannot be predicted with certainty, the Company’s management expects that any such liabilities, to the extent not provided for by insurance or otherwise, would not have a material effect on the Company’s financial condition, results of operations or cash flows.
The Company is party to an arbitration, initiated on March 14, 2025, before the International Centre for Dispute Resolution. A hearing was conducted in June 2026, and post-hearing submissions were made in July 2026. The hearing is regarding a contractual dispute in which a vendor is seeking $4.9 million in damages, interest, and other relief. The Company does not believe that such payment is owed, is defending against such claims, and it has asserted counterclaims. The Company believes that a loss is neither probable nor remote and is unable to reasonably estimate the amount or range of possible loss due to the stage of the proceedings and the uncertainty regarding the resolution of the competing claims.

NOTE 10 — REDEEMABLE CONVERTIBLE PREFERRED STOCK
Prior to the Merger (see Note 3 — Reverse Recapitalization), Legacy Factorial had outstanding shares of redeemable convertible preferred stock across four series: Series A, Series B-1, Series C, and Series D (collectively, the "Preferred Stock"). The rights, preferences, and privileges of the Preferred Stock, including dividend, liquidation, conversion, voting, and redemption features, are described in the Company's annual report for the year ended December 31, 2025 included in the Company’s Registration Statement on Form S-4/A.
Immediately prior to the closing of the Merger, all outstanding shares of Preferred Stock automatically converted into an equivalent number of shares of Legacy Factorial common stock on a one-to-one basis. As the conversion occurred pursuant to the Preferred Stock's original terms rather than as a result of a deemed liquidation event, no accretion to redemption value was recognized in connection with the conversion, and the Company recognized no gain or loss upon conversion. The aggregate carrying value was $249.7 million, which was unchanged from December 31, 2025 was reclassified into stockholders’ deficit on our condensed consolidated balance sheet.
Following the conversion, and in connection with the Merger, the converted shares of Legacy Factorial common stock were converted into shares of the Series A Common Stock at the Exchange Ratio (as defined in Note 3 — Reverse Recapitalization). As a result, no shares of Preferred Stock remain authorized, issued, or outstanding as of June 30, 2026, and the Company has no shares of preferred stock designated or outstanding as of that date.

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
The following table summarizes activity related to the Preferred Stock for the six months ended June 30, 2026:

	Shares Outstanding as of	Conversion	Factorial
	December 31, 2025	Ratio	Shares Issued
Series A-1	1,234,568	3.6684	4,528,900
Series A-2	2,362,204	3.6684	8,665,524
Series B-1	2,718,539	3.6684	9,972,682
Series C-1	3,570,724	3.6684	13,098,851
Series C-2	2,513,698	3.6684	9,221,245
Series D	5,950,204	3.6684	21,827,755
Total	18,349,937		67,314,957
NOTE 11 — STOCKHOLDERS' EQUITY
Common Stock
In May 2026, in connection with the de-SPAC Transaction, the Company filed a new certificate of incorporation, which authorized the issuance of up to 750,000,000, which shall consist of two classes as follows: 650,000,000 shares designated as common stock, par value $0.00001 per share, which is subdivided into two series consisting of 600,000,000 shares designated as Series A Common Stock and 50,000,000 shares designated as Series B Common Stock; and 100,000,000 shares designated as preferred stock, par value $0.00001 per share.
Each share of Series A Common Stock entitles the holder to one vote, and each share of Series B Common Stock entitles the holder to 10 votes, on all matters submitted to a vote of the Company’s stockholders.
NOTE 12 — WARRANTS
Warrant Liability Series B-1
In connection with the issuance of Series B-1 redeemable convertible preferred stock of the Company (“Series B-1”) on October 28, 2019, the Company entered into a warrant agreement with Massachusetts Development Finance Agency, or its registered assignees to purchase 19,930 Series B-1 redeemable convertible preferred stock (“Series B-1 Warrant Agreements”). The warrant was issued at a purchase price of $0.81 per share, with a maturity date of February 1, 2029, or the closing of the Company’s Initial Public Offering.
Upon the consummation of the Merger, the Series B-1 warrants were exercised cashless for 71,779 shares of Series A Common Stock (share figure was 19,930 shares prior to the application of the merger exchange ratio in the Merger, which was closed on June 5, 2026).
Warrant Liability Series D
In connection with the issuance of Series D redeemable convertible preferred stock of the Company (“Series D”) on November 30, 2021, the Company entered into a warrant agreement for preferred stock (the “Series D Warrant Agreement”) with each of Mercedes-Benz Investment Company LLC and Stellantis (each a “Holder”). Upon closing of the Series D Agreement, Mercedes-Benz Investment Company LLC and its affiliates (“Mercedes-Benz”) and Stellantis became related parties to the Company. During 2022, the Series D Warrant Agreements were amended and restated with both Stellantis and Mercedes-Benz to eliminate certain milestone-based provisions (the “Amended Warrants”). The Amended Warrants modified the original agreements by setting the number of shares issuable upon exercise at a fixed 137,814 shares per Holder at a fixed price of $27.21 per share. The warrants had a maturity date of February 1, 2029, or the closing of the Company’s initial public offering. The Amended Warrants remained consistent with the Series D Warrant Agreements to require settlement through the issuance of the then most senior redeemable convertible preferred stock of the Company to the Holder. At inception, the monetary value of the obligation was based on a fixed monetary amount known at inception.
Upon the consummation of the Merger, the Amended Warrants were exercised cashless for 291,066 shares of Series A Common Stock (share figure was 79,344 shares prior to the application of the merger exchange ratio in the Merger, which was closed on June 5, 2026).

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
Simultaneously, with the Merger and related transactions described in Note 3 – Reverse Recapitalization, all outstanding warrants at that time were converted from warrants to acquire CGC Class A Shares to warrants to acquire Series A Common Stock (the “Warrants”). An amended BCA was entered into contemporaneously with the business combination closing on the Closing Date to reflect the post-combination entity, share-class and updated terms. The post-combination Warrant quantity, exercise price, and holders did not change for any of the warrant classes as of the Closing Date.
Public Warrants
As of June 30, 2026, 13,800,000 Public Warrants were outstanding: there were no exercises or issuances during 2026. Each whole Public Warrant entitles the holder to purchase one share of Series A Common Stock at a price of $11.50 per share beginning on July 5, 2026, subject to restrictions as described further. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued. The Public Warrants will expire on June 5, 2031 or earlier upon redemption or liquidation. Public Warrant holders do not have the rights or privileges of holders of Series A Common Stock nor any voting rights until they exercise their warrants and receive shares of Series A Common Stock.
The Company will not be obligated to deliver any share of Series A Common Stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Series A Common Stock underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue shares of Series A Common Stock upon exercise of a warrant unless the shares of Series A Common Stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the shares of Series A Common Stock underlying such unit.
Redemption of Warrants
When the price per share of Series A Common Stock equals or exceeds $18.00 and there is an effective registration statement covering the issuance of the Series A Common Stock issuable upon exercise of the Warrants: The Company may redeem the outstanding warrants:
•In whole and not in part;
•At a price of $0.01 per warrant;
•Upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
•if, and only if, the closing price of the shares of Series A Common Stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
Additionally, if the number of outstanding shares of Series A Common Stock is increased by a share capitalization payable in Series A Common Stock, or by a subdivision of Series A Common Stock or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of shares of Series A Common Stock issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding shares of Series A Common Stock. A rights offering made to all or substantially all holders of shares of Series A Common Stock entitling holders to purchase Series A Common Stock at a price less than the fair market value will be deemed a share capitalization of a number of Series A Common Stock equal to the product of (i) the number of Series A Common Stock actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Series A Common Stock) and (ii) one minus the quotient of (x) the price per Series A Common Stock paid in such rights offering and (y) the historical fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Series A Common Stock, in determining the price payable for Series A Common Stock, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) historical fair market value means the volume weighted average price of the Series A Common Stock as reported during the 10 trading day period ending on the trading day prior to the first date on which the

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
Series A Common Stock trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights. No Series A Common Stock shall be issued at less than their par value.
As of June 30, 2026, the value of outstanding Public Warrants of $3.1 million was recorded in additional paid-in capital. This amount reflects the relative fair value allocated to the Public Warrants at original issuance in 2025 and has not been remeasured, consistent with their continuing equity classification. The amendment to the Public Warrants did not result in any incremental fair value, as it was determined to be a non-substantive equity-to-equity modification.
Private Warrants
At June 30, 2026, 6,800,000 Private Warrants were outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees:
•the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option and
•the Private Warrants are not redeemable by the Company.
The Private Warrants are subject to the Company’s redemption option at the price of $0.01 per warrant, if not held by the Sponsor or any of its permitted transferees, provided that the other conditions of such redemption are met, as described above. If holders of the Private Warrants elect to exercise the warrants on a cashless basis, the holder would pay the exercise price by surrendering their Private Warrants for a number of shares of Series A Common Stock equal to:
•the quotient obtained by dividing (x) the product of the number of Series A Common Stock underlying the Warrants, multiplied by the excess of the average last reported sale price of the Series A Common Stock for ten trading days ending on the third trading day prior to the date on which notice of redemption is sent to the holders of the warrants (“Fair Market Value”) over the Warrant Price by (y) the Fair Market Value.
If the Private Warrants are held by a holder other than the Sponsor or any of its permitted transferees, the Private Warrants are redeemable by the Company in all redemption scenarios applicable to the Public Warrants and exercisable by such holders on the same basis as the Public Warrants. The Private Warrants will expire on June 5, 2031.
Upon completion of the Merger, the Company evaluated the amended Private Warrants under ASC 815-40, in conjunction with the proxy statement/prospectus dated as of, and filed with the Securities and Exchange Commission pursuant to Rule 424(b) on, May 6, 2026, and concluded that they do not meet the criteria to be classified in shareholders’ equity. Specifically, the terms of the warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrants should be classified as a liability.
NOTE 13 — STOCK BASED COMPENSATION
Stock-based compensation expense for the three and six months ended June 30, 2026, and 2025 was classified in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$101	$218	$341	$565
Selling, general and administrative	937	1,531	2,231	5,041
Total	$1,038	$1,749	$2,572	$5,606
Share options
During the six months ended June 30, 2026, the Company granted stock options for the purchase of 123,185 shares of Series A Common Stock with a weighted average exercise price of $6.94 per share and a weighted average grant-date fair value of $6.88 per share. As of June 30, 2026, the unrecognized compensation cost related to outstanding stock options was $8.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
NOTE 14 — NET LOSS PER COMMON SHARE
Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted‑average number of shares of common stock outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive shares of common stock. The dilutive effect of the Private Warrants is computed using the “treasury stock” method. Gains associated with the changes in the fair value of the Private Warrants are excluded from the numerator in computing diluted earnings per share because inclusion of such gains in the computation would be anti‑dilutive (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic EPS:
Numerator:
Net loss	$(11,341)	$(10,569)	$(19,916)	$(23,439)

Denominator:
Weighted average number of shares of common stock outstanding	18,594,006	18,423,699	18,571,685	18,486,699

Diluted EPS:
Numerator:
Net loss	$(11,341)	$(10,569)	$(19,916)	$(23,439)
Adjust for: Change in fair value of Private Warrant liability	(4,738)	—	(4,738)	—
Adjusted net loss	$(16,079)	$(10,569)	$(24,654)	$(23,439)

Denominator:
Weighted average number of shares of common stock outstanding	18,594,006	18,423,699	18,571,685	18,486,699
Dilutive effect of warrants - treasury stock method	340,273	—	171,076	—
Weighted average diluted shares of common stock outstanding	18,934,279	18,423,699	18,742,761	18,486,699

Basic loss per share:	$(0.61)	$(0.57)	$(1.07)	$(1.27)

Diluted loss per share:	$(0.85)	$(0.57)	$(1.32)	$(1.27)

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
The following common stock equivalents were excluded from the calculation of diluted loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of June 30,
	2026	2025
Series A-1 redeemable convertible preferred stock	—	4,528,900
Series A-2 redeemable convertible preferred stock	—	8,665,524
Series B-1 redeemable convertible preferred stock	—	9,972,682
Series C-1 redeemable convertible preferred stock	—	13,098,851
Series C-2 redeemable convertible preferred stock	—	9,221,245
Series D redeemable convertible preferred stock	—	21,827,755
Series B-1 and Series D redeemable convertible preferred stock warrants	—	1,084,228
Public Warrants	13,800,000	—
Options to purchase Series A Common Stock	19,589,342	18,180,825
Restricted stock units	5,116,217	5,190,513

NOTE 15 — SEGMENT INFORMATION
The Company conducts business as a single operating segment. In reaching this conclusion, management considers the definition of the (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, and how that information is used to make operating decisions, allocate resources, and assess performance. The Company’s CODM is the chief executive officer. The results of operations provided to and analyzed by the CODM are at the consolidated level which is the level that the CODM manages the business, allocates resources, makes key resource decisions, and assesses performance.
The key measure of segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s net loss. The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total net loss in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Reimbursement from JDAs and others	$198	$214	$3,608	$248
Payroll expense	(5,880)	(5,949)	(11,740)	(14,082)
Occupancy expense	(1,039)	(1,516)	(1,898)	(3,013)
Professional service expense	(3,028)	(673)	(3,944)	(1,279)
Research and development expense	(1,617)	(991)	(2,550)	(1,528)
Depreciation expense	(920)	(1,987)	(1,802)	(3,971)
Other operating expense	(675)	(500)	(1,126)	(899)
Loss from operations	$(12,961)	$(11,402)	$(19,452)	$(24,524)
Total other income (expense), net	1,620	833	(464)	1,085
Net loss	$(11,341)	$(10,569)	$(19,916)	$(23,439)
Assets provided to CODM are consistent with those reported on the condensed consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash and cash equivalents reduced by current liabilities. All long-lived assets are maintained in, and all losses are attributable to the United States of America and South Korea.

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
NOTE 16 — RELATED PARTY TRANSACTIONS
Collaboration Arrangements
Uwe Keller, a member of the Company’s Board of Directors, represents Mercedes-Benz who is an investor in the Company’s Series A Common Stock. For the three and six months ended June 30, 2026, the Company recognized no expense reimbursements for the services provided under the JDA with Mercedes-Benz. For the three and six months ended June 30, 2025, the Company recognized $0.1 million and $0.1 million in expense reimbursements for the services provided under the JDA with Mercedes-Benz, which are recorded net within research and development expenses on the condensed consolidated statements of operations and comprehensive loss. There were no amounts due from Mercedes-Benz as of June 30, 2026, and December 31, 2025.
Jon Nelson, a member of the Company’s Board of Directors, represents Stellantis who is an investor in the Company’s Series A Common Stock. For the three and six months ended June 30, 2026, the Company recognized an insignificant amount in expense reimbursements for the services provided under the JDA with Stellantis. For the three and six months ended June 30, 2025, the Company recognized no expense reimbursements for the services provided under the JDA with Stellantis. There were no amounts due from Stellantis as of June 30, 2026. Amounts due from Stellantis totaled $1.0 million which are included in receivables under collaboration agreements on the condensed consolidated balance sheets as of December 31, 2025.
In August 2025, the Company modified its existing JDA with Stellantis. The modified JDA required the Company to make a $2.0 million payment to Stellantis for services related to the production and testing of a demo fleet, offsetting an investment of an equal amount in the purchase of August 2025 Notes described in Note 7 - Convertible Promissory Notes - Related Parties above. The Company and Stellantis jointly developed a production timeline as outlined in the agreement, which includes deliverables of Stellantis to the Company through June 2027 such as, module and pack safety reports, battery management system results, installation and retrofitting of test cells, and validation results of the demo fleet. In December 2025, the Company prepaid $2.0 million to Stellantis for these services. As of June 30, 2026, and December 31, 2025, there was $0.7 million and $1.0 million included in prepaid expenses and other current assets, and an insignificant amount included in other non-current assets, respectively, on the condensed consolidated balance sheets. During the three and six months ended June 30, 2026, $0.2 million and $0.4 million was recognized as part of the agreement and is included in research and development expenses on the condensed consolidated statements of operations and comprehensive loss.
Consulting Arrangements
In March of 2020, the Company entered into a consulting services agreement with Joseph Taylor who also serves as Executive Chairman of the Company’s Board of Directors. For the three months ended June 30, 2026 and 2025, the Company incurred $0.1 million and $0.1 million, and for the six months ended June 30, 2026 and 2025, the Company incurred $0.2 million and $0.1 million, respectively, in expenses for consulting services provided by Joseph Taylor recorded within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. Amounts due to Joseph Taylor totaled $0.2 million as of December 31, 2025, and are included in accounts payable.
NOTE 17 — SUBSEQUENT EVENTS
On August 3, 2026, Factorial’s Korean subsidiary entered into a new lease agreement for a manufacturing site in Korea. The term of the lease ends in July 2031 with total cash payments expected to be approximately $2.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Factorial Energy Inc. (“Factorial Energy,” “Factorial,” ”Company,” “we” “our” or “us”) should be read together with the audited annual financial statements of Factorial Inc. (“Legacy Factorial”), our predecessor reporting entity, for the years ended December 31, 2025 and 2024 which are included in the proxy statement/prospectus dated as of, and filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b) on, May 6, 2026 (the “Proxy Statement/Prospectus”) beginning on Page F-25, and Factorial Energy’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025, and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements reflecting our current expectations, estimates, and assumptions concerning events and financial trends that may affect our future operating results or financial position. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in this Quarterly Report.
Overview
Factorial, a US-based leader in solid-state battery technology, develops next generation battery technology for planned use by drone, mobile robots, roadgoing vehicles, energy storage, and other demanding applications. Our FEST® cells are designed to meet the demands of the high-power market and, relative to conventional Li-ion batteries, deliver lighter weight, smaller size, longer life, and faster charging, in each case meeting or exceeding conventional batteries in each of these key parameters we believe are valued by end users. In addition, for some of our customers whose applications do not need all of the benefits of our solid-state technology, we develop batteries that combine a lithium metal anode and a liquid electrolyte. Such batteries provide some of the improved size, weight and duration of our solid-state battery technology at a lower cost and faster timeline to production.
Factorial is a development stage company with no revenue to date that has incurred a net loss of approximately $11.3 million and $19.9 million, with cash used in operations of $0.5 million and $11.4 million, for the three and six months ended June 30, 2026, respectively, and an accumulated deficit of approximately $275.5 million as of June 30, 2026.
The Business Combination
On December 17, 2025, Legacy Factorial entered into a definitive business combination agreement, as amended on March 26, 2026 and May 18, 2026 (as amended, the “BCA”), with Fenway MS, Inc., (“Merger Sub”), and Cartesian Growth Corporation III (“CGC”). Pursuant to the BCA, and after CGC’s shareholders voted to approve it, Merger Sub, a newly formed subsidiary of CGC, merged with and into Legacy Factorial (the “Merger”). On June 5, 2026 (the “Closing”), the separate corporate existence of Merger Sub ceased to exist, and Legacy Factorial survived and became a wholly-owned subsidiary of CGC. In connection with the consummation of the Merger, CGC changed its corporate name to Factorial Energy Inc. The Merger was accounted for as a reverse recapitalization. Legacy Factorial was deemed the accounting acquirer and the combined entity is the successor SEC registrant, meaning that Legacy Factorial’s financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. Under this method of accounting, CGC was treated as the acquired company for financial statement reporting purposes. As a result of the closing of the Merger, the most significant change in Legacy Factorial’s financial position and results is a $92.0 million net increase in cash and cash equivalents (as compared to Legacy Factorial’s consolidated balance sheet at March 31, 2026), which includes $112.1 million in gross proceeds from the sale of a private placement (the “PIPE Financing”) of Class A ordinary shares of CGC, par value $0.0001 per share (the “CGC Class A Shares”) (inclusive of the proceeds from the trust account resulting from an aggregate of 3,470,764 shares (the “NRA Shares”) of Class A ordinary shares of CGC, par value $0.0001 per share (the “CGC Class A Shares”) acquired by an affiliate of CGC III Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor” and such affiliate, the “Sponsor Investor”) and a certain institutional investor (the “Institutional Investor,” and together with the Sponsor Investor, the “PIPE Investors” to satisfy their obligations under the applicable Investor Stock Purchase Agreement) that was received at the Closing offset by the transaction expenses. Transaction expenses paid at the Closing for the Merger and PIPE Financing were approximately $20.1 million.
As a result of the Merger, Factorial became the successor to an SEC-registered and Nasdaq-listed company, which will require Factorial to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Factorial expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased personnel costs, audit and other professional service fees.
Basis of Presentation

Factorial currently conducts its business through one operating segment. As a pre-revenue company with no commercial operations, Factorial’s activities to date have been limited and were conducted primarily in the United States and Korea and its historical results are reported under U.S. GAAP and in U.S. dollars. Factorial’s Korean subsidiary’s functional currency is the Korean Won. Upon commencement of commercial operations, Factorial expects to expand its global operations substantially, including in the United States, Asia, and the European Union, and as a result Factorial expects its future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in its historical financial statements. As a result, Factorial expects that the financial results it reports for periods after it begins commercial operations will not be comparable to the financial results included in this Quarterly Report.
Components of Results of Operations
Factorial is a research and development stage company, and its historical results may not be indicative of its future results for reasons that may be difficult to anticipate. Accordingly, the drivers of Factorial’s future financial results, as well as the components of such results, may not be comparable to Factorial’s historical or projected results of operations.
Research and Development Expense
To date, Factorial’s research and development expenses have consisted primarily of personnel-related expenses for scientists, experienced engineers and technicians as well as costs associated with the expansion and ramp up of our engineering facility in the United States and Cheonan, South Korea, including the material and supplies to support the product development and process engineering efforts. As Factorial ramps up its engineering operations to complete the development of its solid-state, lithium-metal batteries and required process engineering to meet automotive cost targets, Factorial anticipates that research and development expenses will increase significantly for the foreseeable future as Factorial expands its hiring of scientists, engineers, and technicians and continues to invest in additional plant and equipment for product development (e.g. multi-layer cell stacking, packaging and engineering), building prototypes, and testing of battery cells as the team works to meet the full set of Original Equipment Manufacturers (“OEMs”) product requirements.
General and Administrative Expense
General and administrative expenses consist mainly of personnel-related expenses for Factorial’s executive, sales and marketing and other administrative functions and expenses for outside professional services, including legal, accounting and other advisory services. Factorial is expanding its headcount in anticipation of planning for and ramping up commercial manufacturing operations and to meet public company financial and compliance requirements. Accordingly, in addition to the non-recurring transaction costs discussed above, Factorial expects its general and administrative expenses to increase significantly in the near term and for the foreseeable future. Upon commencement of commercial operations, Factorial also expects general and administrative expenses to include sales, marketing and advertising costs.
Financing Costs Related to Issuance of Convertible Promissory Notes – Related Parties
Financing costs related to issuance of convertible promissory notes to related parties represents the excess of the fair value of the convertible promissory notes over the proceeds received, if any, as well as direct financing costs paid in cash at issuance.
Financing Costs Related to Issuance of Convertible Promissory Notes
Financing costs related to issuance of convertible promissory notes represents the excess of the fair value of the convertible promissory notes over the proceeds received, if any, as well as direct financing costs paid in cash at issuance.
Change in Fair Value of Convertible Promissory Notes – Related Parties
Change in fair value of convertible promissory notes to related parties represents the fair value adjustment to mark the convertible promissory note liability to fair value.
Change in Fair Value of Convertible Promissory Notes
Change in fair value of convertible promissory notes represents the fair value adjustment to mark the convertible promissory note liability to fair value.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities represents the fair value adjustment to mark the warrant liabilities to fair value based on changes in the underlying equity valuation.
Other (Expenses) Income, Net

Factorial’s other income (expense) consists of interest income from interest-bearing accounts, interest expense, and the effects of foreign currency.
Provision for Income Taxes
Factorial’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. Factorial maintains a valuation allowance against the full value of its U.S. and state net deferred tax assets because Factorial believes the recoverability of the tax assets is not more likely than not.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 to the Three and Six Months Ended June 30, 2025
The following tables set forth Factorial’s historical operating results for the periods indicated:

	Three Months Ended June 30,
	2026	2025
Operating expenses:
Research and development	$(6,582)	$(6,745)
Selling, general and administrative	(6,379)	(4,657)
Loss from operations	(12,961)	(11,402)
Other income (expense), net:
Change in fair value of convertible promissory notes – related parties	(2,384)	—
Change in fair value of convertible promissory notes	(964)	—
Change in fair value of warrant liabilities for Series B-1 and Series D redeemable convertible preferred stock	(293)	—
Change in fair value of warrant liability for Series A Common Stock	4,738	—
Other income, net	523	833
Total other income (expenses), net	1,620	833
Loss before income taxes	$(11,341)	$(10,569)
Income tax expense	—	—
Net loss	$(11,341)	$(10,569)

	Six Months Ended June 30,
	2026	2025
Operating expenses:
Research and development	$(8,524)	$(13,499)
Selling, general and administrative	(10,928)	(11,025)
Loss from operations	(19,452)	(24,524)
Other income (expense), net:
Financing costs related to issuance of convertible promissory notes – related parties	(37)	—
Change in fair value of convertible promissory notes – related parties	(3,791)	—
Change in fair value of convertible promissory notes	(1,264)	—
Change in fair value of warrant liabilities for Series B-1 and Series D redeemable convertible preferred stock	(399)	—
Change in fair value of warrant liability for Series A Common Stock	4,738	—
Other income, net	289	1,085
Total other income (expenses), net	(464)	1,085
Loss before income taxes	$(19,916)	$(23,439)
Income tax expense	—	—
Net loss	$(19,916)	$(23,439)
Research and Development
Research and development expenses decreased by $0.2 million, or 2.4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily the result of lower facility costs from the closing of our Methuen facility in October 2025 offset by increased research and development activities and engineering services.
Research and development expenses decreased by $5.0 million, or 36.9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decline primarily resulted from the recognition of $3.6 million of expense reimbursements from joint development partners for the six months ended June 30, 2026, compared to $0.2 million for the six months ended June 30, 2025. The decrease is also attributed to lower facility costs from the closing of our Methuen facility.
General and Administrative
General and administrative expenses increased by $1.7 million, or 37.0%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by:
•an increase in professional fees, including legal, audit, and advisory services; and
•an increase in marketing expenses.
General and administrative expenses decreased by $0.1 million, or 0.9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This was primarily due to a decrease in stock-based compensation expense. This was offset by:
•an increase in professional fees, including legal, audit, and advisory services; and
•an increase in marketing expenses.
Financing Costs Related to Issuance of Convertible Promissory Notes
In January 2026, we issued convertible promissory notes under which we could receive aggregate proceeds of up to $5.4 million. During the three and six months ended June 30, 2026, we received proceeds of $1.0 million and $5.3 million, respectively.
Change in Fair Value of Convertible Promissory Notes - Related Parties
The fair value of our convertible promissory notes to related parties increased by $2.4 million and $3.8 million for the three and six months ended June 30, 2026, respectively. These notes were issued in August 2025. Changes in fair value of convertible promissory notes to related parties are non-cash and are included in net loss. Upon the consummation of the Merger, all principal and accrued interest for the convertible promissory notes to related parties were converted into shares of Series A Common Stock.

Change in Fair Value of Convertible Promissory Notes
The fair value of our convertible promissory notes to related parties increased by $1.0 million and $1.3 million for the three and six months ended June 30, 2026, respectively. These notes were issued in January 2026. Changes in fair value of convertible promissory notes to related parties are non-cash and are included in net loss. Upon the consummation of the Merger, all principal and accrued interest for the convertible promissory notes were converted into shares of Series A Common Stock.
Change in Fair Value of Series B-1 and Series D Warrant Liability
The change in fair value of our Series B-1 and Series D warrant liabilities increased by $0.3 million and $0.4 million for the three and six months ended June 30, 2026, respectively. There was no change in fair value of our warrant liabilities for the three and six months ended June 30, 2025. Changes in fair value of warrant liabilities are non-cash and are included in net loss. Upon the consummation of the Merger, the Series B-1 and Series D warrants were exercised cashless for shares of Series A Common Stock.
Change in Fair Value of Warrant Liability for Series A Common Stock
The change in fair value of our warrant liability for Series A Common Stock decreased by $4.7 million for the three and six months ended June 30, 2026, respectively. These warrants were reclassified from equity to liability as a result for the de-SPAC transaction. No warrant liability was present in 2025.
Other Income, Net
Other income, net decreased by $0.3 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to fluctuations in the effects of foreign exchange.
Other income, net decreased by $0.8 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to fluctuations in the effects of foreign exchange offset by a reduction of interest income.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from the sales of preferred and convertible preferred stock, equity-linked securities, and capital raised through our de-SPAC Transaction and PIPE Financing. As of June 30, 2026, our principal sources of liquidity were our cash and cash equivalents in the amount of $112.8 million. Our cash equivalents are invested primarily in U.S. Treasury money market funds.
As of the date of this filing, Factorial has yet to generate any revenue from its business operations. To date, Factorial has funded its capital expenditure and working capital requirements primarily through equity as further discussed below. Factorial’s ability to successfully develop its products, commence commercial operations and expand its business will depend on many factors, including its working capital needs, the availability of equity or debt financing and, over time, its ability to generate cash flows from operations.
As of June 30, 2026, Factorial’s cash and cash equivalents amounted to $112.8 million. Factorial received net proceeds of approximately $92.0 million in connection with the Merger. In connection with the Merger, the holders of 23,051,313 CGC Class A Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.42 per share, for an aggregate redemption amount of approximately $240.1 million.
Factorial expects its capital expenditures and working capital requirements to increase materially in the near future, as it seeks to accelerate its research and development efforts and scale up the production operations with its OEM partners. Factorial expects to satisfy early demand for its solid-state battery products by expanding its existing fabrication line operations in South Korea and the United States, to support initial commercial production. During the six months ended June 30, 2026, Factorial paid capital expenditures for such expansion of approximately $0.6 million and expects to incur capital expenditures of approximately $12.0 million during the remainder of 2026. The expansion is expected to be completed by the end of 2027. Beyond the initial investment to expand our existing fabrication line operations in South Korea and the United States, we do not plan to build or acquire additional manufacturing facilities or incur substantial capital expenditures for the expansion of our existing facilities. Instead, as demand grows, including incremental high spec applications and gigawatt-scale ramp-up in the automotive market, we expect to scale primarily through a partner manufacturing approach.
Factorial believes that its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing and sufficient to fund its operations until it commences commercial production of the Factorial solid-state battery, assuming Factorial is able to do so as currently contemplated. Factorial may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, and regulatory or permitting developments, among other developments. To the extent that Factorial’s current resources are insufficient to satisfy its cash requirements, Factorial may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than Factorial expects, Factorial may be forced to decrease its level of investment in product development or scale back its operations, which could have an adverse impact on its business and financial prospects.
Based on its current operating plan, the Company estimates that its cash and cash equivalents as of the date of this filing will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of 2028. The Company has based this estimate on assumptions that may prove to be wrong and could deplete its liquid resources sooner than it currently expects.
Cash Flows
The following table provides a summary of Factorial’s cash flow data for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Amount in thousands
Net cash used in operating activities	$(11,391)	$(13,088)
Net cash used in investing activities	(578)	(185)
Net cash provided by (used in) financing activities	96,091	(408)
Cash Flows from Operating Activities
Factorial’s cash flows used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, and professional services related to research and development and general and administrative activities. As Factorial continues to ramp up hiring for technical headcounts to accelerate its developmental efforts, Factorial expects its cash used in operating activities to increase significantly before it starts to generate any material cash flows from its business.
Net cash used in operating activities for the six months ended June 30, 2026 was $11.4 million, and was driven primarily by the net loss of $19.9 million. This was offset by:
•a $2.9 million increase in accrued expenses;
•a $1.0 million decrease in receivables under collaboration agreements; and
•non-cash expenses of $6.3 million, which primarily consisted of:
◦changes in fair value of our promissory notes (including related parties) of $5.1 million;
◦ stock-based compensation of $2.6 million; and
◦depreciation and amortization of non-cash lease expense of $2.4 million.
◦This was offset by the change in fair value of our warrant liability for Series A Common Stock of $4.7 million.
Net cash used in operating activities for the six months ended June 30, 2025 was $13.1 million, and was driven primarily by the net loss of $23.4 million and offset by non-cash expenses of $10.0 million, which primarily consisted of stock-based compensation of $5.6 million and depreciation expense of $4.4 million.
Cash Flows from Investing Activities
Factorial’s cash flows used in investing activities, to date, have been comprised of purchases of property and equipment and purchases and disposals of equipment. Factorial expects the costs to acquire property and equipment to increase in the near future as it builds pilot and sample production lines for its FEST Silicon and Solstice programs.
Net cash used in investing activities was $0.6 million for the six months ended June 30, 2026, was primarily the result of purchases of property and equipment.
Net cash used in investing activities was $0.2 million for the six months ended June 30, 2025, was primarily the result of purchases of property and equipment.

Cash Flows from Financing Activities
Through June 30, 2026, Factorial has financed its operations primarily through the sale of equity and equity-linked securities.
Net cash provided by financing activities was $96.1 million for the six months ended June 30, 2026 was primarily driven by:
•Net proceeds received from the reverse recapitalization and PIPE Financing of $92.0 million; and
•Issuance of convertible promissory notes of $5.3 million.
Offset by the payment of deferred financing costs of $1.3 million.
Net cash used in financing activities was $0.4 million for the six months ended June 30, 2025 was primarily driven by the principal paid on the Methuen lease that terminated in October 2025.
Contractual Obligations and Commitments
Factorial leases its headquarters space in Billerica, Massachusetts (the “Billerica Sublease”) under a single sublease classified as an operating lease expiring on October 30, 2032. The Billerica Sublease does not contain any provision for an extension. Factorial also leased laboratory and office space in Tallahassee, Florida (the “Tallahassee Lease”) under a single lease classified as an operating lease that expired at the end of its term on February 28, 2025. Additionally, Factorial leases laboratory and storage space, which includes offices, in Woburn, Massachusetts (the “Woburn Lease”) under a single lease classified as an operating lease expiring on April 30, 2028. The Woburn Lease does not contain any provision for extension. Finally, Factorial leased laboratory and manufacturing space, which included offices, in Methuen, Massachusetts (the “Methuen Lease”) under a single lease classified as a financing lease. The Methuen Lease was terminated on October 18, 2025. Factorial has not commenced negotiations with respect to extending the Billerica Sublease or the related lease between the applicable sublessor from whom the Company subleases such property and the ultimate lessor, but intends to do so prior to the expiration thereof.
Off-Balance Sheet Arrangements
Factorial is not a party to any off-balance sheet arrangements, as defined under SEC rules.
Critical Accounting Policies
Factorial’s financial statements have been prepared in accordance with GAAP. In the preparation of these financial statements, Factorial is required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Except for the addition of the critical accounting policy for Private Placement Warrants and critical accounting estimate related to the valuation of our warrant liability for the 6,800,000 redeemable private placement warrants for Series A Common Stock (the “Private Warrants”) described below, there have been no significant changes to our critical accounting policies in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2026 compared to those disclosed in our audited annual consolidated financial statements for the year ended December 31, 2025, included in the Proxy Statement/Prospectus.
Private Warrants
The Company evaluated the Private Warrants under ASC 815-40 and concluded that the Private Warrants do not meet the criteria for equity classification because certain settlement provisions differ depending on whether the warrants are held by the Sponsor or its permitted transferees. Because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares, the Private Warrants are not indexed to the Company’s own stock. Accordingly, the Private Warrants are classified as liabilities and measured at fair value at each reporting date, with changes in fair value recognized in other income (expense), net.
Critical Accounting Estimates
Except for the addition of the critical accounting estimate related to the valuation of our warrant liability for Private Warrants described below, there have been no significant changes to our critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and six months ended June 30, 2026 compared to those disclosed in our audited annual consolidated financial statements for the year ended December 31, 2025, included in the Proxy Statement/Prospectus. Our warrant liability for Series A Common Stock was recorded in connection with the Merger and did not exist as of December 31, 2025; accordingly, it was not identified as a critical accounting estimate in the Proxy Statement/Prospectus.

Private Warrant Liability
In connection with the Merger, we assumed 6,800,000 Private Warrants that are classified as liabilities and remeasured at fair value each reporting period, with changes recognized in change in fair value of warrant liabilities within other income (expense), net. The liability was $45 million as of June 30, 2026, and we recognized a gain of $4.7 million on remeasurement for the period then ended.
We estimate the fair value of the Private Warrants using a Black-Scholes model. The exercise price and contractual term are fixed by the warrant agreement, the risk-free interest rate is observable, and we assume no dividend yield. Expected volatility is the only significant unobservable input to the model, and it is a management estimate. Accordingly, the Private Warrants are classified within Level 3 of the fair value hierarchy.
We estimate expected volatility based on the historical volatility of a group of comparable publicly traded companies, measured over a period commensurate with the expected remaining term of the warrants, because the Company’s common stock had limited trading history as of the valuation dates, expected volatility was estimated using the historical volatility of selected comparable publicly traded companies over a period commensurate with the remaining contractual term of the Private Warrants. Management also considered whether implied volatility could be derived from the 13,800,000 redeemable public warrants for Series A Common Stock (the “Public Warrants). The calculation produced a result outside the range we consider reasonable for a company at our stage of development and we concluded it was not a reliable input. Identifying the comparable companies and selecting the measurement period each require judgment, and a different but supportable selection could produce a different volatility assumption and a materially different fair value.
Expected volatility was 68.5% at initial measurement and 68.7% as of June 30, 2026. Significant increases or decreases in expected volatility, in isolation, would result in significantly higher or lower fair value measurements, respectively. Holding all other inputs constant, an increase by 10% in the volatility input to 78.7% as of June 30, 2026 would increase the fair value of the Private Warrants by approximately $4.4 million and a decrease of 10% to 58.7% as of June 30, 2026 would decrease the fair value of the Private Warrants by approximately $4.7 million, in each case with a corresponding effect on other income (expense), net.
Emerging Growth Company Status
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.
Factorial is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. This may make it difficult or impossible to compare Factorial’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. Factorial may continue to qualify as an “emerging growth company” after the Merger until the earliest of (i) such time as of which it is a “large accelerated filer”, (ii) its annual gross revenues exceed $1.235 billion, (iii) it issues more than $1 billion of non-convertible debt securities during a three-year period or (iv) the end of the fifth fiscal year after CGC’s initial public offering (“IPO”), which occurred in 2025.
Recent Accounting Pronouncements
See Note 2 to the audited consolidated financial statements included elsewhere in the Proxy Statement/Prospectus for more information about recent accounting pronouncements, the timing of their adoption, and Factorial’s assessment, to the extent it has made one, of their potential impact on Factorial’s financial condition and its results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Factorial is exposed to a variety of markets and other risks including the effects of change in interest rates, inflation and foreign currency translation and transaction risks as well as risks to the availability of funding sources, hazard events and specific asset risks.
Interest Rate Risk
The market interest risk in Factorial’s financial instruments and financial positions represents the potential loss arising from adverse changes in interest rates. As of June 30, 2026, we had cash and cash equivalents of $112.8 million and restricted cash of $0.9 million, substantially all of which was held in interest-bearing accounts for which the fair market value would be affected by change in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in the interest rate would not have a material effect on the fair market value of our cash and cash equivalents. A significant change in interest rates may also have an impact on the valuation of our equity and equity-linked instruments, as discussed in “Equity Valuations.” This could cause a material change in the carrying value of our equity and equity-linked instruments.
Foreign Currency Risk
Factorial’s U.S. entities and certain foreign subsidiaries have the U.S. dollar as their functional currency, while Factorial’s South Korean entity has the Korean Won as their functional currency. Factorial’s current and potential future subsidiaries could be expected to have other functional currencies, reflecting their principal operating markets. Once Factorial starts commercialization, it expects to be exposed to both additional currency transaction and translation risk. To date, Factorial has not hedged such exposure, although it may do so in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026 due to the material weakness in our internal control over financial reporting described below.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As previously disclosed, we identified a material weakness in our internal control over financial reporting relating to inadequate resources to ensure proper system access and segregation of duties, timely and accurate preparation of reconciliations of accounts, and timely and accurate assessment, review and documentation of various transactions to ensure accurate recording of accounts in our financial statements in a timely manner. This material weakness led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of June 30, 2026.
In order to remediate this material weakness, since December 2025, we have increased staffing of our technical accounting team and added additional headcount to our finance team, including a chief financial officer, a director of technical accounting and SEC reporting, an accounting manager, and a staff accountant. During 2026, the Company plans to engage outside consultants to advise on the internal audit function and improvements surrounding its controls over financial reporting. As of the date of this filing, management has taken remediation actions during 2026 and expects to complete the remediation actions related to Factorial’s material weakness over financial reporting during 2027 and expects to incur approximately $0.8 million in associated costs.
We believe we are making progress toward achieving effectiveness of our internal control over financial reporting. The actions that we are taking are subject to ongoing management review and Audit Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequently evaluated the design and effectiveness of newly added controls over a sufficient period of time, and management concludes, through testing, that these are operating effectively. We may also conclude that additional measures are required to remediate the material weakness in our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weakness described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitation on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, in the ordinary course of business, we are subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of the date of this Quarterly Report, there were no such matters which we believe would have a material adverse impact on our business, operating results or financial condition.
Item 1A. Risk Factors
Investing in our Series A Common Stock involves a high degree of risk. You should carefully read and consider all of the risks described below, as well as the other information in this Quarterly Report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents we file with the SEC when evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations and future prospects. In such an event, the market price of our Series A Common Stock could decline, and you may lose all or part of your investment. The risks described below are not intended to be exhaustive and are not the only risks that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.
Summary of Risk Factors
•The development of batteries is complex and the timing of development cannot be assured. Delays in the development of Factorial Energy’s batteries could adversely affect Factorial Energy’s business and prospects.
•Factorial Energy is an early-stage company with a history of financial losses and expects to incur significant expenses and continuing losses from operations.
•Factorial Energy’s business plan has yet to be tested, and Factorial Energy may not succeed in executing on its strategic plans, including commercialization.
•Factorial Energy will need substantial additional capital in the future to fund its business and may be unable to meet its future capital requirements, impairing its financial position and results of operations.
•Factorial Energy’s ability to manufacture its batteries at scale depends on its ability to design, engineer, build, operate and staff its facilities successfully or to obtain third party manufacturing capacity and expertise. Factorial Energy may need to sell its products at a loss before reaching economies of scale.
•Factorial Energy relies on, and will continue to rely on, complex equipment for our operations. This equipment, and manufacturing generally, creates a significant degree of risk and uncertainty in terms of operational performance and costs. Factorial may not be able to establish new, or maintain existing, supply relationships for necessary raw materials, components or equipment or may be required to pay costs for raw materials, components or equipment that are more expensive than anticipated, which could delay the introduction of our products and negatively impact their business and ability to generate revenue and profits. Certain components of Factorial Energy batteries pose safety risks that may cause injury or death. Factorial Energy may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities that exceed our resources.
•Factorial Energy’s future growth and success depend in part on its ability to grow its customer base and effectively sell to a wide variety of customers. Failure to grow Factorial Energy’s customer base would adversely affect its business and prospects.
•Factorial Energy’s business depends substantially on the continuing efforts of its senior executives and other key personnel as well as the ability to attract, train, and retain highly skilled employees and key personnel.
•The EV battery market continues to evolve and is highly competitive, and certain other battery manufacturers have significantly greater resources, experience and scale than Factorial Energy does and have technologies that may be superior to Factorial Energy’s. As a result, Factorial Energy may not be able to produce its products at cost competitive prices.
•The unavailability, reduction, or elimination of government and economic incentives could have a material adverse effect on Factorial Energy’s business, financial condition, results of operations, and prospects.

•Factorial Energy will be controlled or substantially influenced by the Legacy Factorial Founders, whose interests may conflict with other stockholders.
•Factorial Energy may become involved in lawsuits to protect or enforce its patent or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.
•Factorial Energy has identified a material weakness in its internal control over financial reporting. If Factorial Energy is unable to remediate this material weakness or otherwise fails to maintain proper and effective internal controls, its ability to produce timely and accurate financial statements could be impaired, which could adversely affect its operating results, its stock price and access to the capital markets.
•There may not be an active trading market for Series A Common Stock, which may make it difficult to sell shares of Series A Common Stock.
•Future sales or issuances, or the perception of future sales or issuances, by Factorial Energy or its stockholders in the public market, including through conversion of Factorial Energy’s Series B common stock, par value $0.00001 per share (the “Series B Common Stock,” and together with the Series A Common Stock, the “Factorial Energy Common Stock”), could cause the market price for Factorial Energy’s securities to decline and dilution to Factorial Energy’s stockholders.
•Factorial Energy incurs significant expenses as a result of operating as a public company, and Factorial Energy’s management devotes substantial time to related compliance initiatives.
•We are currently in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by the current U.S. presidential administration and accompanying regulatory activities and economic policies, and events related thereto, ongoing military conflicts and geopolitical instability and inflation and interest rates.
•Factorial Energy’s actual financial position and results of operations may differ materially from the unaudited pro forma financial information included in our prior filings.
Risks Related to the Development and Commercialization of Our Batteries
The development of batteries is complex and the timing of development cannot be assured. Delays in the development of our batteries could adversely affect our business and prospects.
Developing solid-state batteries that meet the requirements for wide adoption by automotive OEMs is a difficult undertaking and, as far as we are aware, has never been done at massive commercial scale. We continue to develop our technology and face significant challenges in completing the development of our battery cells and in producing battery cells in commercial volumes with acceptable performance, quality, consistency, reliability, throughput, safety, and costs. Some of the development challenges include increasing and maintaining the quality, consistency, reliability and production throughput of our cells, increasing manufacturing scale to produce the volume of cells needed for our technology development and customer applications, installing, bringing up and optimizing higher throughput equipment, packaging design and engineering to ensure adequate cycle life and charging time, cost reduction, and completion of the rigorous and challenging specifications required by our automotive partners, including but not limited to, calendar life, mechanical, safety, and abuse testing.
We have previously been unable to satisfy delivery deadlines through the manufacturing of our own batteries and have needed to purchase batteries manufactured by a third party based outside the United States to satisfy such deadlines. If we are required to purchase third party batteries to satisfy delivery deadlines in the future, we may incur substantial costs for such purchases. In addition, we are subject to product liability, reputational and other risk for the performance of third party batteries that we may purchase and resell or package together with the batteries that we manufacture.
Any delay in the development or manufacturing scale-up of our solid-state battery cells would negatively impact our business as it will delay time to revenue and negatively impact our collaboration partner and customer relationships.
We may be unable to adequately control the costs associated with our operations and the components necessary to develop and commercialize our solid-state battery technology.
We require significant capital to develop our solid-state battery technology. As we develop our technologies and scale our operations, we expect to continue to incur significant expenses, including those relating to research and development, material or component procurement, leases, sales, and distribution. Our ability to become profitable in the future will depend on our ability to successfully develop and market our products as well as our ability to control our costs, including our labor and material costs. If we are unable to efficiently design, appropriately price, and sell and distribute our products, our anticipated margins, profitability, and prospects would be adversely impacted.

Our business and prospects, including our ability to control costs, could be adversely impacted by changes in macroeconomic conditions, such as changes in administration, inflation, interest rates, slower growth or recession, tariffs, international conflicts, trade disputes, sanctions, and government efforts to stimulate or stabilize the economy. Changes in macroeconomic conditions could happen rapidly, and we may fail to prevent or limit our losses or exposures.
We expect to incur significant costs related to procuring materials and components required to manufacture and assemble our samples and batteries. We expect to use various materials and components in our batteries that will require us to negotiate purchase agreements and delivery lead-times on advantageous terms. We and our partners may not be able to control fluctuation in the prices for these materials or components or negotiate agreements with suppliers on terms that are beneficial to us or our partners. Our business depends on the continued supply of certain proprietary materials and components for our products. We are exposed to multiple risks relating to the availability and pricing of such materials and components, including reliance upon our vendors to construct and produce equipment to increase volumes, which may lead to delays or the requirement that we make additional upfront payments. Increases in the prices for raw materials or our components would increase our operating costs and negatively impact our prospects. For example, our shipping costs have increased in the past. Costs for certain key raw materials and components have also increased due to fluctuations in global commodity prices. Our and our partners’ manufacturing operations can consume significant amounts of electricity and are dependent on reliable and economical sources of power. Transformations in technologies like artificial intelligence, data center expansion, new domestic manufacturing, and electrification in different sectors could increase the demand for electricity and result in significant increases in the cost of securing power. Our inability to secure sufficient power or any planned power outages by public utilities, unplanned power outages, including, but not limited to, those relating to large storms, earthquakes, fires, tsunamis, cyberattacks, physical attacks on utility infrastructure, war, and any failures of electrical power grids more generally, shortages, supply chain issues, capacity constraints, or significant increases in the cost of securing power could have an adverse effect on our business, operating results, financial condition, and future prospects. Our suppliers’ increasing labor costs have also contributed to rising prices. Given that we have yet to generate any revenue from our business operations, we are also limited in our ability to pass on the cost of any such increases to our customers.
In addition, the cost of producing battery cells depends in part upon the prices and availability of raw materials such as lithium, nickel, cobalt and/or other metals, which are part of the intermediate materials and components that we procure to produce our batteries. Changes in demand, cost and availability of raw materials could affect the demand, cost and availability of the intermediate materials and components that we procure to produce our batteries. The prices for these raw materials, intermediate materials and components fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials. For example, demand for lithium has increased dramatically in recent years, and is expected to continue to increase, due to the ongoing rapid increase in use of lithium batteries in portable electronics and the growing EV and energy storage markets. This rise in demand for lithium could affect the price and availability of the intermediate materials and components that contain lithium and which we procure to produce our batteries. Furthermore, significant sources of supply of certain raw and intermediate materials are available in countries that may be subject to political, economic and social instability or where there is an ongoing risk of tariffs or import prohibitions being imposed by the United States or the European Union on the procurement of such materials from such countries. Certain countries are also imposing controls on the export of such materials. There can be no assurance that suppliers of these materials may be able to meet our or our partners’ volume and other specific needs at reasonable prices, particularly as we ramp up our commercial operations.
We may not be able to accurately estimate the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue and profits.
We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers and collaboration partners. Currently, there is limited historical basis for making judgments on the demand for our batteries and our ability to develop, manufacture, and deliver our battery products. In addition, at least initially, we expect to depend on a limited number of customers and collaboration partners for a significant portion of our anticipated demand, which increases the risk that changes in the purchasing behavior of any one customer or collaboration partner could materially impact our operations. Our customers’ and collaboration partners’ final purchase orders may not be consistent with our estimates and may be reduced, delayed or cancelled at any time, including as a result of changes in their business plans, market conditions or internal priorities.
If we overestimate our requirements, our suppliers may deliver excess inventory, which indirectly would increase our costs and may result in unprofitable sales or write-offs. In addition, if one or more of our customers or collaboration partners reduce the volume of batteries they purchase from us, we may be unable to achieve anticipated production volumes or economies of scale, which could increase our per-unit manufacturing costs and adversely affect our margins. Given that our batteries may be customized to meet our customers’ and collaboration partners’ specifications, they are susceptible to obsolescence due to their limited shelf life. Because we have no history of large-scale production, we may also be unable to forecast accurately the pace of manufacturing or the take-up of our battery products by our customers and collaboration partners.
If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our battery products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors unique to the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of battery components in a timely manner, the delivery of our batteries to our potential customers and collaboration partners could be delayed, which would harm our business, financial condition and results of operations. Producing additional battery products to make up for any shortages within a short time frame may be difficult, making us unable to fulfill the purchase orders, especially due to the customized nature of our batteries. In either case, our business, financial condition, results of operations and prospects may be adversely affected.
Our expectations and targets regarding when we will achieve various technical, pre-production and production objectives depend in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, we may not achieve these milestones when expected or at all.
Our expectations and targets regarding when we will achieve various technical, pre-production and production objectives reflect our current expectations and estimates, and are projections based on information readily available to us when setting such milestones. When or whether we will achieve these objectives within the projected timelines depends on a number of factors, many of which are outside our control, including, but not limited to:
•success and timing of development activity;
•unanticipated technical or manufacturing challenges or delays;
•technological developments relating to solid-state or other batteries that could adversely affect the commercial potential of our technologies;
•whether we can obtain sufficient capital to continue our research and development activities, secure manufacturing capacity and sustain and grow our business;
•adverse developments in our collaborations with Mercedes-Benz, Stellantis, Hyundai/Kia, PowerCo SE and Karma Automotive, including termination of any joint development / cooperation agreement with Mercedes-Benz, Stellantis, Hyundai/Kia, or PowerCo SE or of the supply agreement with Karma Automotive, cancellation of such agreements or the reduction or cancellation of orders thereunder, delays in achieving the milestones set forth in such agreements or failing to meet the milestones prerequisite to our entering into future agreements with new or existing collaboration partners;
•adverse development with other development partners and customers, current and future;
•our ability to manage our growth;
•whether we can manage relationships with key suppliers;
•our ability to retain existing key management, integrate recent hires and attract, retain and motivate qualified personnel;
•domestic and foreign trade policies, including tax and tariff policies; and
•the overall strength and stability of domestic and international economies.
Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our ability to achieve our objectives when planned and our business, financial condition, results of operations and prospects.
If our existing customers with whom we have collaboration agreements do not make purchases from us, we will not receive revenue from such customers, and our results of operations would be adversely impacted.
Increasing the size and number of the deployments of our existing customers and collaboration partners is an important part of our growth strategy. Negotiating and obtaining customer orders from the parties with whom we currently have collaboration agreements for the development of our batteries will be important to our ability to begin generating revenue. We may not be effective in executing this or any other aspect of our growth strategy. It is not possible for us to predict the future level of demand from our customers or collaboration partners for our battery products, and there can be no assurance that our existing customers and collaboration partners will continue to purchase from us.

Achieving renewal or expansion of deployments may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. In addition, our existing customers’ and collaboration partners’ decisions to expand the use of our battery products depends on a number of factors, including general economic conditions, the functioning of our batteries, and our existing customers’ and collaboration partners’ satisfaction with our battery products. If our efforts to expand within our customer base are not successful, our business may suffer.
If we are unable to integrate our products into high spec or automotive applications on commercially reasonable terms or at all, our results of operations could be impaired.
Our battery cells typically are integrated into modules or packs, which in turn are integrated into battery- powered products. OEMs often require unique configurations or custom designs for batteries for their products. Once we enter into contracts with OEMs to produce batteries for their products, we expect to tailor the design of our batteries specifically to the requirements of the OEM product, module, or pack. This development process requires not only substantial lead time between the commencement of design efforts for customized batteries and the commencement of volume shipments of the battery cells to the customer, but also the cooperation and assistance of the OEMs in order to determine the requirements for each specific application. Technical problems may arise that affect the acceptance of our product by the OEMs. If we are unable to design and develop products that meet the OEMs’ requirements, we may lose opportunities to obtain purchase orders, and our reputation and prospects may be damaged.
Our future growth and success depend in part on our ability to grow our customer base and effectively sell to a wide variety of customers. Failure to grow our customer base would adversely affect our business and prospects.
Our future success will depend on our ability to grow our customer base beyond the partners with whom we are currently collaborating on the development of our batteries and effectively sell to a wide variety of customers. Given our currently limited customer base, any one customer may reduce, delay or fail to honor its forecasted or committed purchase volumes, and in such circumstances we may have limited contractual or practical leverage to enforce such commitments, as pursuing legal remedies, including claims for breach of contract, may be impractical, costly or commercially undesirable. Additionally, potential customers include manufacturers of products that tend to be large enterprises or governmental agencies. Sales to these end-users involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-user that elects not to purchase our solutions.
Large organizations, including most major auto manufacturers, as well as certain potential end-users such as government agencies, often undertake a significant evaluation process that results in a lengthy sales cycle. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers.
If we were unable to obtain or increase orders from our existing customers and collaboration partners or generate new customers or collaboration partners in a cost-effective manner, our business, financial condition and results of operations would likely be adversely affected. We cannot provide assurance that we will be able to maintain or grow our customer base in a cost-effective way. If we are unable to develop high quality products at scale, or introduce new products, we may fail to attract new customers and collaboration partners or lose our existing customers and collaboration partners, which could adversely affect our growth and profitability.
We currently manufacture batteries outside of the United States. If purchasers choose to avoid procuring batteries manufactured outside of the United States or if we are unable to obtain adequate export licenses, we may be required to establish additional manufacturing facilities within the United States, which could decrease our revenue and/or earnings and our prospects may be adversely affected
We currently fabricate our battery cells in Billerica, Massachusetts and South Korea, where our Korean manufacturing site represents a majority of our batteries’ production capacity. Certain of our battery cells are manufactured for customers in the defense and national security sector and the production of such battery cells includes access to specifications that may be particularly sensitive to the national security considerations of our customers and their end users, which may heighten their sensitivity to permitting the manufacturing of such battery cells outside the United States. If customers choose to avoid sourcing batteries manufactured outside the United States, whether due to regulatory requirements, incentive eligibility, supply chain considerations, or customer preferences, we may be required to establish manufacturing facilities within the United States. In addition, we are required to obtain licenses to export our batteries outside of Korea. If we are unable to obtain export licenses for the quantities that we manufacture in Korea for customers located in the United States or elsewhere around the world, we would be required to relocate our manufacturing facilities. Establishing substantial U.S. manufacturing capabilities would require additional capital and time to design, construct, equip, and qualify such facilities. During this period, our revenues could decline, our cost structure could increase, and our ability to meet customer demand or execute our business strategy could be adversely affected. As a result, our business, financial condition, results of operations, and prospects may be materially and adversely affected.
If the cost, performance characteristics or other specifications of the battery fall short of our targets or our customers’ or collaboration partners’ requirements, our ability to market and sell our batteries could be harmed.
If the cost, performance characteristics or other specifications of the battery fall short of our targets or our customer or collaboration partner requirements, our sales, product pricing and margins would likely be adversely affected.
Our battery cells must simultaneously satisfy all the commercial and safety requirements of our customers and collaboration partners. Although certain of our cells tested passed automotive performance and safety test levels, these performance and safety test results for our prototype cells are not necessarily representative of those of subsequent generations of our cells since performance and safety are a function of the composition of a cell’s materials, which may change from one generation of cells to another and depend on the final design of the battery package. Additional safety tests, with much larger samplings of cells, need to be performed as our materials and processes evolve to ensure efficacy and statistical significance.
Once commercial production of our solid-state battery cells commences, our batteries may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls, and design changes. Our batteries are inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our solid-state batteries. There can be no assurance that we will be able to detect and fix any defects in our solid-state batteries prior to the sale to potential consumers. If our batteries fail to perform as expected, we could lose design wins and customers or collaboration partners may delay deliveries, terminate further orders or initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, prospects and results of operations.
In addition, we also manufacture batteries using a combination of our solid-state technology, including lithium metal anodes, and liquid electrolytes. Such battery cells may be inferior to our FEST or Solstice products and may have defects or additional safety risks in applicable FEST or Solstice products.
We may not be able to establish new, or maintain existing, supply relationships for necessary materials, components or equipment or may be required to pay costs for raw materials, components or equipment that are more expensive than anticipated, which could delay the introduction of our products and negatively impact our business and ability to generate revenue and profits.
Currently, we are in product development and our product design has yet to be finalized, so our volume demand is limited, and we do not have long-term supply arrangements. As volume demand grows, we expect to negotiate long-term supply contracts. For our current product development needs, we source from third-party suppliers for materials, components and equipment necessary to develop and manufacture our proprietary materials (including but not limited to electrolyte) and battery cells. For more information, see “Information About Factorial Energy - Manufacturing and Supply.”
To the extent that, when our volume demand so requires, if we are unable to enter into long-term agreements with our current or future suppliers on beneficial terms, or such suppliers experience difficulties ramping up their supply to meet our long-term requirements at reasonable cost, we may need to seek alternative sources for necessary materials, components or equipment necessary to develop and manufacture our battery cells, produce the materials or additional components in-house, or redesign our proposed products to accommodate available substitutes. To the extent that our suppliers experience any delays in providing or developing their products, we could also experience delays in delivering on our timelines.
A substantial portion of our materials, components and equipment are obtained from sources located in Korea or within a short distance of our manufacturing facilities in Korea. If we were to relocate our manufacturing facilities, we may have difficulty obtaining such supplies on comparable terms or may incur additional shipping costs to transport such supplies to our manufacturing facilities.
Moreover, the price of materials (including raw materials), components and equipment could fluctuate significantly due to circumstances beyond our control. Substantial increases in prices would increase our operating costs and negatively impact our prospects. Any disruption in supply could also temporarily disrupt future research and development activities or production of our batteries until an alternative supplier is able to meet our requirements.
Changes in business conditions, unforeseen circumstances and governmental changes, as well as other factors beyond our control or which we do not presently anticipate, could affect our suppliers’ ability to deliver materials, components or equipment to us on a timely basis. For instance, we may be impacted by currency fluctuations, trade barriers, tariffs or shortages and other general economic or political conditions (such as the ongoing military conflict between Russia and Ukraine, conflicts in the Middle East, and wider regional conflicts), which may limit our ability to obtain key materials or components for our batteries or significantly increase freight charges and other costs and expenses associated with our business. For more information, including the impact of current tariffs on us, see “-General Risks - Changes in U.S. and foreign government policy, including the imposition of or increases in tariffs and changes to existing trade agreements, could have a material adverse effect on global economic conditions and our business, financial condition, results of operations and prospects.” Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects.
Our ability to manufacture our batteries at scale depends on our ability to design, engineer, build, operate and staff our facilities successfully or to obtain third party manufacturing capacity and expertise. We may need to sell our products at a loss before reaching economies of scale.
Because we expect to rely heavily on complex machinery, well-trained personnel and a well-managed supply chain for our operations, our internal and outsourced production will involve a significant degree of uncertainty and risk in terms of operational capacity performance and costs.
Our manufacturing facilities consist of large-scale machinery combining many components. Such machinery will require us to make intensive capital expenditures prior to our ability to earn any product revenue. The manufacturing facility machinery may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Additionally, unexpected malfunctions of the manufacturing facility machinery may significantly affect the intended operational efficiency, thus materially and adversely affecting our business, financial condition and results of operations.
The production of our facilities also requires us to hire and train highly skilled personnel to operate such facilities, including engineers, workers, and indirect laborers. Recruiting and training such skilled staff takes significant cost and time, and an inability to do so timely or at all inhibits the successful operation of these facilities, thus negatively affecting our business. In addition, the manufacturing of our batteries at facilities requires us to obtain various production licenses and permits, receive the necessary internal approvals from our customers and collaboration partners regarding specifications and enter into agreements for the supply of materials, components and manufacturing tools and supplies. If we do not complete such steps in a timely manner, our manufacturing timeline or output could be significantly delayed or inhibited.
We expect to satisfy early demand for our products by expanding our existing operations in the United States and South Korea, to support initial commercial production. We intend to scale primarily through a partner manufacturing model to support gigawatt-scale ramp-up in the automotive market, as well as select surge or opportunistic demand for high-spec applications. Our partner manufacturing approach consists of a combination of outsourced manufacturing through contract manufacturers and joint manufacturing arrangements with industrialization partners with existing cell manufacturing capacity. Industrialization partners may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet demand for our products.
To the extent we rely on contract manufacturers or industrialization partners, we will have reduced visibility into, and control over, manufacturing processes, quality systems, workforce management, regulatory compliance and capacity allocation. Our ability to scale production is expected to depend in significant part on the availability, performance, and reliability of third-party manufacturers, including partners with whom we may only have non-binding arrangements or are still negotiating definitive agreements. Any failure by such manufacturers to meet our specifications, quality standards, production schedules, cost targets or regulatory requirements could result in production delays, increased costs, product defects, recalls, reputational harm or potential liability. Third-party manufacturers may also experience financial distress, capacity constraints, labor disruptions, supply shortages or other operational failures. Although our technology is designed to be compatible with existing lithium-ion manufacturing infrastructure, retrofitting or modifying third-party production lines may involve technical challenges, validation and requalification efforts, and regulatory or customer approvals, which could take longer or cost more than anticipated. Our agreements with such manufacturers may contain limitations of liability, caps on damages or termination rights that limit our remedies. If a manufacturing relationship is disrupted or terminated, transitioning production to an alternative manufacturer could require significant time and expense, including the transfer of tooling, validation and requalification of manufacturing lines, and regulatory or customer approvals. In addition, outsourcing manufacturing may require us to share proprietary technology, trade secrets and know-how with third parties, increasing the risk of intellectual property misappropriation, unauthorized use or disclosure, or development of competing products. Any disruption in third-party manufacturing could materially and adversely affect our business, financial condition, results of operations and prospects.

Finally, the production of our batteries at scale and competitive cost will require us to achieve rates of throughput, use of electricity and consumables, yield, and rate of automation demonstrated for mature batteries and battery material. As we have not produced our batteries at a gigafactory scale, our ability to achieve such rates is untested and subject to significant constraints and uncertainties. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, environmental hazards and remediation, costs associated with commissioning of machines, damages or defects in electronic systems, industrial accidents, fire and seismic activity and natural disasters, and problems with equipment vendors. Should operational risks materialize, they may result in lower yield, which would negatively affect our revenue growth and profitability as projected. Additionally, they could cause personal injury to or death of workers, the loss of manufacturing equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We expect to expand and/or retrofit our existing manufacturing facilities and may, in the future, enter or lease new manufacturing facilities, all of which will require significant capital investment and may not be completed on a timely basis or operate as expected.
We expect to expand, retrofit or upgrade our existing manufacturing facilities and, in the future, may need to lease or otherwise enter into new manufacturing facilities to support the development, scale-up and commercialization of our battery technology. These activities will require significant capital expenditures, management attention and operational resources, and may involve complex construction, installation, commissioning and qualification processes. We may encounter delays, cost overruns, supply chain constraints, permitting issues, labor shortages, equipment delivery delays or other unforeseen challenges in connection with the expansion or retrofit of existing facilities or the leasing of new facilities.
The successful operation of expanded, retrofitted or newly established manufacturing facilities depends on our ability to design, install, integrate and operate new or modified equipment, processes and infrastructure at scale. Any failure to effectively integrate new facilities or manufacturing lines with our existing operations, or to achieve expected levels of throughput, yield, quality, safety or cost efficiency, could result in production disruptions, increased operating costs, delays in product development or commercialization, or reduced margins. In addition, new or retrofitted facilities may not operate as expected initially, and we may need to incur additional costs or make further modifications to achieve targeted performance.
Our decisions regarding whether, when and where to expand or enter new manufacturing facilities are subject to numerous uncertainties, including customer demand, the availability and timing of financing, regulatory and permitting requirements, geopolitical and macroeconomic conditions, and the availability of qualified personnel. If we are unable to successfully expand, retrofit or bring new manufacturing facilities online in a timely and cost-effective manner, or if we commit resources to facilities that ultimately prove to be unnecessary or uneconomic, our business, financial condition, results of operations and prospects could be materially adversely affected.
If the UAVs or EVs in which our batteries are installed do not meet certain standards, our business, results of operations and prospects could be adversely affected.
Our products are expected to be used as components in UAVs and EVs. All vehicles sold must comply with applicable international, federal, and state UAV and motor vehicle safety standards, which vary by national and other jurisdictions. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure by our eventual UAV and EV manufacturing customers to satisfy motor vehicle standards could have a material adverse effect on our business and results of operations.
Moreover, we may incur our own significant costs in complying with these regulations. Laws and regulations related to the UAV and EV industry and alternative energy are currently evolving and we face risks associated with changes to these laws and regulations.
To the extent laws and regulations become more stringent or otherwise change, our products or the UAVs or vehicles into which they are incorporated may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing laws and regulations could be burdensome, time consuming and expensive. To the extent compliance with new laws and regulations is cost prohibitive, our business, financial condition, results of operations and prospects would be adversely affected.
Internationally, there may be laws and regulations in jurisdictions we have not yet entered or laws of which we are unaware in jurisdictions we have entered that may restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws and regulations in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles interfering with our or our eventual customers’ or collaboration partners’ ability to sell products could have a negative and material impact on our business, financial condition, results of operations and prospects.
The UAV and EV battery markets continue to evolve and are highly competitive, and certain other battery manufacturers have significantly greater resources, experience and scale than we do and have technologies that may be superior to ours. As a result, we may not be able to produce our products at cost-competitive prices.
The UAV and EV battery markets are fast-growing, extremely competitive and driven by the innovation of both large incumbents and emerging entrants like Factorial Energy. For more information, see “Information about Factorial Energy - Competitive Landscape.” Li-ion battery technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than we do and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, battery manufacturers may continue to reduce cost and expand supply of conventional batteries and therefore reduce the prospects for our business or negatively impact our ability to sell our products at a market-competitive price and yet with sufficient margins.
A number of development-stage companies are also seeking to develop new technologies for batteries. Potential new entrants are seeking to develop new technologies for cathodes, anodes, electrolytes and additives. Some of these companies have established relationships with OEMs and are in varying stages of development. Additionally, many OEMs are researching and investing in conventional batteries and/or next- generation battery efforts and, in some cases, in battery development and production. Furthermore, other companies are developing alternative technologies such as advanced diesel, ethanol, fuel cells or compressed natural gas, as well as potential improvements in the fuel economy of the internal combustion engine. We expect competition in battery technology and e-mobility markets intensify due to increased demand for these vehicles and a regulatory push for UAVs and EVs, continuing globalization, and consolidation in the worldwide aviation and automotive industry. Developments in alternative technologies or improvements in battery technology made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, our business will be harmed. Similarly, if we fail to accurately predict and ensure that our battery technology can address customers’ and collaboration partners’ changing needs or emerging technological trends, or if our customers or collaboration partners fail to achieve the benefits expected from our batteries, our business will be harmed.
Developments in alternative battery technology or other power and energy alternatives may adversely affect the demand for our battery products.
Significant developments in alternative technologies, such as fuel cell technology, advanced diesel, ethanol or natural gas, or breathing batteries, may materially and adversely affect our business, financial condition, results of operations and prospects in ways that we may not currently anticipate. Existing and other battery technologies, fuels or sources of energy may emerge as customers’ preferred alternatives to our battery products. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative products, which could result in decreased revenue and a loss of market share to our competitors.
Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and EV technology. As technologies evolve, we plan to upgrade or adapt our energy solutions with the latest technology, in particular lighter weight modules and packs, advanced cooling methods, more sophisticated safety management software, more efficient manufacturing process, and advanced battery chemistry, which may also negatively impact the adoption of our other products. However, we may not compete effectively with alternative systems if we are not able to develop, source and integrate the latest technology into our battery products.
We rely on, and will continue to rely on, complex equipment for our operations. This equipment, and manufacturing generally, creates a significant degree of risk and uncertainty in terms of operational performance and costs.
We rely heavily on, and will continue to rely heavily on, complex equipment for our operations and the production of our batteries, which involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing equipment consists of many components, which may suffer unexpected malfunctions from time to time and may depend on repairs and spare parts to resume operations, which may not be available when needed. Problems with our manufacturing processes could result in the loss of manufacturing equipment, damage to manufacturing facilities, monetary losses, delays, unanticipated fluctuations in production and personal injury to or death of workers. Should our precautions be inadequate or an event be larger than expected, we could have significant equipment or facility damage that would impact our ability to deliver our battery products and require additional resources to recover. In addition, in some cases, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. Any of these operational problems, or a combination of them could have a material adverse effect on our cash flows, business, financial condition, results of operations or prospects.
Furthermore, manufacturing technology may evolve rapidly, and we may decide to update our manufacturing processes more quickly than expected. Moreover, as we scale the commercial production of our batteries, our experience may cause us to discontinue the use of already modified or installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to accelerate, as well as requiring us to make substantial capital expenditures for the improvement or replacement of such equipment, and our results of operations could be negatively impacted.
We have pursued and may continue to pursue development agreements and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful or entered into on terms that are disadvantageous to us.
We have entered into development agreements with certain of our customers and collaboration partners, and may in the future enter into similar arrangements and development agreements with our customers and collaboration partners, including with Mercedes-Benz, Stellantis, Hyundai/Kia, PowerCo SE and Karma Automotive. While offering potential benefits, these strategic alliances with OEMs, cell makers and others could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by our partners and costs of establishing and maintaining new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of our partners and, to the extent any of them suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with them. For example, if we rely on our partners’ manufacturing facilities, those operations would be outside of our control. We could experience delays if our partners do not meet agreed-upon timelines or experience capacity constraints, and in turn, we could lose customers and collaboration partners and face reputational harm.
Certain components of our batteries pose safety risks that may cause injury or death. We may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities that exceed our resources.
Due to their energy density, our batteries can pose certain safety risks, including the risk of fire in the event of manufacturing defects, improper use, or improper testing. Accidents causing death, personal injury or property damage, can occur, and no high energy density battery will ever be 100% safe. For example, under certain conditions our batteries can go into thermal runaway, which can result in fire. Although we incorporate safety procedures in the research, development, manufacture and transportation of our batteries that are designed to minimize safety risks, the manufacture or use of our battery products may still cause accidents. Any accident, whether occurring at our manufacturing facilities or from the use of our battery products, may result in significant production interruption, delays or claims for substantial damages caused by personal injuries or property damage.
In addition, due to the harsh environments in which batteries are used, including extremely low temperature and pressure, and combat for military applications, our batteries go through rigorous testing to ensure safe behavior under abuse-case conditions. Although such tests have been successful to date, we cannot assure you such tests will be successful in the future. If we have to make design changes to address any safety issues, we may have to delay or suspend our planned production, which could materially damage our brand, business, financial condition, results of operations and prospects.
We have previously and in the future may also purchase batteries produced by third parties and resell such batteries to our customers or include such batteries in battery packs with batteries that we produce, including because of requirements to meet high volume requirements or short delivery deadlines that we are incapable of satisfying solely through use of batteries that we produce. Such batteries have been sourced from manufacturers located outside the United States and may be sourced from such non-U.S. suppliers in the future. We also have previously produced and may in the future produce batteries using a combination of lithium metal anodes and liquid electrolytes, which may be less safe than our solid state battery technology. Although we have performed safety testing on such products and would perform safety testing on such products and obtain and would seek to obtain safety reports from the producers of such batteries, such procedures may be less extensive and reliable than the safety testing we perform to validate our own batteries.
Product liability claims, even those without merit or those that do not involve our battery products, could harm our business, financial condition, results of operations and prospects.
A successful product liability claim against us, resulting from safety issues or otherwise, could require us to pay a substantial monetary award. We may not be able to cover any substantial monetary judgment against us. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our battery products and could have a material adverse effect on our brand, business, financial condition, results of operations and prospects.

The unavailability, reduction, or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We have applied, and may continue to apply, for governmental and economic incentives available to the EV battery developers. Government incentives and subsidies are granted in connection with a government’s efforts to promote the development of the local economy and other policies. We intend to apply for further grants in the future in the jurisdictions in which we operate. Some local government incentives and subsidies may be challenged by higher-level government authorities. Therefore, government incentives and subsidies may be modified, terminated or subject to clawback at the sole discretion of the relevant governmental authorities. Additionally, because laws, regulations and policies with respect to incentives and subsidies may change, we cannot be sure that government incentives and subsidies will continue to be available. In the event that we cease to receive any government incentives or subsidies, any current or future incentive or subsidy is reduced, or any of our current or future incentives or subsidies are challenged, our business, financial condition and results of operations may be adversely affected.
Additionally, we believe that, currently, the availability of government incentives and subsidies available to end-users and OEMs is an important factor considered by customers when purchasing EVs, and that growth in the battery market will depend in part on the availability and amounts of these subsidies and incentives for EVs. Currently, government programs, including in China and Europe, favor the purchase of EVs, including through disincentives that discourage the use of gasoline-powered vehicles. At the federal level in the United States, while the Inflation Reduction Act of 2022 (the “IRA”) provided tax credits for the purchase of electric vehicles and electric vehicle charging infrastructure, the One Big Beautiful Bill Act (the “OBBBA”), enacted in July 2025, has now terminated these credits, which were phased out on September 30, 2025 with respect to electric vehicles purchased after such date and will be phased out on June 30, 2026 with respect to electric vehicle charging infrastructure placed in service after such date. These changes may reduce demand for EVs, adversely affecting our anticipated sales of EV battery products. In addition, OEM partners or customers may delay taking delivery of our battery products if they believe that certain EV incentives will be available at a later date, which may adversely affect our business, financial condition, results of operations and prospects. Any further reduction or elimination of government and economic incentives or subsidies may result in the diminished competitiveness of the alternative fuel vehicle industry generally or EVs that use our batteries in particular.
Our operations expose us to litigation, environmental, and other legal and compliance risks. Compliance with laws and regulations is expensive, and our failure to comply with these laws and regulations may result in monetary damages and fines, adverse publicity and a material adverse effect on our business.
We are subject to a variety of litigation, environmental, health and safety and other legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, health and safety liabilities, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices.
Our operations in the United States and South Korea may be subject to environmental laws and regulations, including laws and regulations relating to water, discharges, emissions, chemicals, hazardous materials, natural resources, remediation and contamination. Compliance with these laws can be difficult and costly. For example, battery life cycle management regulations and regulations governing the transport of batteries may impose substantial requirements on our operations in the United States. Our operations may be required to obtain and comply with environmental permits, many of which may be difficult and expensive to obtain and must be renewed on a periodic basis. A failure to comply with these laws, regulations or permits could result in substantial liabilities, including fines, penalties, the suspension or loss of permits, and possibly orders to cease the non-compliant operations.
As a business with international reach, we are subject to complex laws and regulations in jurisdictions in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.
Changes in environmental and climate laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in manufacturing designs, subject us to additional costs and restrictions, including increased energy and raw materials costs, and could increase environmental compliance expenditures. We are subject to various environmental laws and regulations on air emission, waste water discharge, solid waste, noise and the disposal of hazardous materials. Cobalt and lithium are toxic materials that are important raw materials in our batteries. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. Under South Korean and U.S. environmental regulations, we are required to maintain the pollutant emission levels at the facility within the levels prescribed by the relevant governmental authorities and obtain a pollution discharge permit for water and air emissions. In addition, certain laws and regulations require enterprises like us that generate hazardous waste to engage companies which are licensed and qualified to process the hazardous waste, and to collect, store, dispose of and transfer the hazardous waste.
If we fail to comply with national and local environmental protection laws and regulations, the relevant governmental authorities may impose fines or deadlines to cure instances of non-compliance and may even order us to cease operations if we fail to comply with their requirements. In particular, any breach by us in connection with requirements relating to the handling of hazardous wastes may subject us to monetary damages and fines. In addition, if any third party suffers any loss as a result of our pollutant emission practices, our improper handling of hazardous waste or our noncompliance with environmental regulations, such third parties may seek damages from us.
There can be no assurance that we will be able to comply with all environmental laws and regulations at all times as the environmental legal regime is evolving and becoming more stringent, especially in South Korea and the United States. Therefore, if these or other governments where we do business impose more stringent regulations in the future, we will have to incur additional substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in any material aspect or cause any loss to any third parties due to our pollutant emission practices, improper handling of hazardous wastes or other environmental noncompliance, we may suffer from negative publicity and may be required to pay substantial fines, pay damages to such third parties, or suspend or even cease operations. Failure to comply with environmental laws and regulations may materially and adversely affect our business, financial condition, results of operations and prospects.
We are subject to environmental and safety risks and requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect our business and results of operations.
Battery technology development and manufacturing involve certain inherent environmental and safety risks. Some of our employees handle hazardous materials, including chemicals, such as materials containing lithium and sulfide, that pose specific challenges. We have engineering and administrative controls in place for handling these materials along with any hazardous substances and the employees who handle such materials are required to follow certain safety procedures, including the use of personal protective equipment such as respirators where needed, chemical goggles, and other protective clothing. In addition to exposure, materials with lithium and sulfides have the propensity to start fires. While we believe we have taken precautionary measures which include engineering controls, personal protective equipment, procedures and training to prevent human exposures and fires, including annual safety training for our employees, we cannot ensure that human or environmental exposure to hazardous materials used in our development activities and prototype products will not occur. Any such exposure could result in future third-party claims against us, damage to our reputation, and heightened regulatory scrutiny, remedial and corrective action obligations or the incurrence of capital expenditures, any of which could limit or impair our ability to attract customers or collaboration partners. The occurrence of future events such as these could have a material adverse effect on our business, financial condition and results of operations.
We utilize new manufacturing equipment, techniques and processes, including specialized automated manufacturing equipment within our separator, cathode, and cell assembly process areas. These equipment and processes pose hazards typical to manufacturing such as, but not limited to, hazardous materials, moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. Although we conduct equipment and process reviews before use, we may not be able to prevent the occurrence of safety incidents that damage machinery or our products, slow or stop production, or harm employees. Consequences to such safety incidents may include litigation, regulation, fines, increased insurance premiums, personal injury to or death of our employees, mandates to temporarily halt production, workers’ compensation claims, damage to our facilities, or other actions that impact our company brand, finances, or ability to operate.
In addition to the risks listed above, we are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations, including used battery recycling, recovery and reuse, are cost intensive activities that we support. Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require us to make material changes to our operations, resulting in significant increases in the cost of production.
Our business depends substantially on the continuing efforts of our senior executives and other key personnel as well as the ability to attract, train, and retain highly skilled employees and key personnel.

Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, and our operations may be severely disrupted if we lost their services. As we build our brand and become better known, there is increased risk that competitors or other companies will seek to hire our personnel. Most of our executives and engineering staff are subject to non-competition and non- solicitation restrictions, but we may face challenges in enforcing these non-competition and non-solicitation restrictions, particularly in jurisdictions that disfavor or outlaw such restrictions. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects, especially if our non-competition and/or non-solicitation restrictions are found to be invalid and/or unenforceable.
To execute our business plan, we must attract and retain highly qualified personnel in research and development, artificial intelligence and machine learning, sales and marketing, production and other leadership roles. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications in relevant industries. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value.
A significant talent pool consists of nationals from countries that may require a license from the United States Bureau of Industry and Security to work with our technology, which raises the cost of hiring due to the uncertainty that a license may not be granted and the candidate would be unemployable in the role envisioned. Our ability to recruit and retain highly skilled personnel internationally depends in part on our ability to obtain and maintain appropriate visas and work authorizations for such employees. Changes in U.S. immigration policy, including increased scrutiny, delays, reductions in the number of visas granted, or limitations on the extension or renewal of existing visas, could make it more difficult or more expensive for us to hire and/or continue to employ certain personnel. In addition, uncertainty regarding the availability or timing of visa approvals or extensions may discourage qualified candidates from accepting employment with us or result in the loss of existing employees whose work authorization cannot be timely obtained or renewed. Any reduction in the availability of new visas or extensions of existing visas, and/or any increase in processing times or denial rates, could limit our access to global talent, disrupt our operations and adversely affect our ability to execute our business strategy. If we fail to attract new personnel, and/or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.
In addition, we are highly dependent on the services of Dr. Siyu Huang, our Co-Founder and Chief Executive Officer; Dr. Alex Yu, our co-Founder and Chief Technology Officer; Jason Duva, our General Counsel; Richard Wei, our Chief Financial Officer; and other senior technical and management personnel, including our executive officers, who may take significant amounts of time to replace. If Drs. Huang, Yu, or other key personnel were to depart, we may not be able to successfully attract and retain the senior leadership necessary to grow our business.
If we do not maintain and continue to develop our corporate culture as we grow and evolve, it could also harm our ability to foster innovation, creativity and teamwork we believe we need to support our growth. Additions of executive-level management, significant numbers of new employees, our workforce reduction and higher employee turnover could significantly and adversely impact our culture.
Risks Related to Our Limited Operating History
We are an early-stage company with a history of financial losses and expect to incur significant expenses and continuing losses from operations.
Legacy Factorial has incurred net losses since our inception. For example, during the six months ended June 30, 2026 and 2025, we reported net losses of $19.9 million and $23.4 million, respectively. We may continue incurring net losses in the future as we, among other things, endeavor to hire the experienced scientific, quality-control, and manufacturing personnel needed to operate our manufacturing processes to scale; increase our sales and marketing activities; expand our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
We are not yet cash flow positive, and any failure to effectively manage our cash resources or generate future cash flows could adversely affect our business.
We are not currently cash flow positive, and the development, scaling, and commercialization of battery technology is capital intensive, even under a capital-light operating model. Our business requires ongoing investment in research and development, manufacturing scale-up, supply chain development, and commercialization activities, which may result in significant cash outflows before we generate sufficient operating cash flows.
Our future success depends, in part, on our ability to effectively manage our cash resources, control operating expenses, and generate cash flows from commercial activities in a timely manner. Any misalignment between our cash expenditures and cash inflows, delays in customer adoption or revenue generation, cost overruns, or inefficiencies in cash management could require us to seek additional financing sooner than expected or on less favorable terms.
If we are unable to obtain additional capital when needed, or if we are unable to generate sufficient cash flows to support our operations, our ability to execute our business strategy, continue operations, or pursue growth opportunities could be materially and adversely affected.
Our business plan has yet to be tested, and we may not succeed in executing on our strategic plans, including commercialization.
As a research and development stage company, we face a number of difficulties normally encountered by new enterprises, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations, and undertaking marketing activities. The likelihood of our success must be considered in light of these difficulties and the competitive environment in which we operate. There is nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital, or operate profitably. We will continue to encounter challenges frequently experienced by early commercial stage companies, including scaling up our infrastructure and managing our headcount, and may encounter unforeseen expenses, difficulties, or delays in connection with our growth. In addition to the extensive capital requirements of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. Any investment in our company is therefore highly speculative and could result in loss of your entire investment.
It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or we adjust our estimates in future periods, our business, prospects, results of operations, and financial condition could be materially and adversely affected. Furthermore, our financial performance in one period may not be indicative of financial performance in future periods.
We will need substantial additional capital in the future to fund our business and may be unable to meet our future capital requirements, impairing our financial position and results of operations.
The development, design, manufacture and sale of batteries is a capital-intensive business. We expect to sustain substantial operating expenses, without generating sufficient revenues to cover expenditures, for a number of years. To date, we have funded our operations through the sales of our convertible preferred stock and through the proceeds of the Merger and the PIPE Financing. These funds are expected to finance our principal sources of liquidity and ongoing costs, such as research and development relating to our batteries and the construction of additional manufacturing facilities. In the future, if we are not able to fund our operations from cash flows generated from anticipated product sales, we expect that we will need to raise additional funds through a variety of possible methods, including, but not limited to, entry into joint ventures or other strategic arrangements, issuance of equity (including through at-the-market sales), equity-related or debt securities or through obtaining credit from financial institutions, as well as anticipated future revenue from product sales. Any such issuances may be highly dilutive and/or may result in the imposition of covenants that significantly restrict our ability to conduct our business and operations as we may otherwise deem appropriate.
We believe that our cash on hand and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of the most recent financial statements included in this Quarterly Report and also sufficient to fund us through commercialization. However, additional funding may be required for a variety of reasons, including opportunities to expand our manufacturing capabilities and delays in expected development of our battery cells. Our ability to successfully develop our products, commence commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations.
We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders. We may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects. Furthermore, the cost of debt could be higher than anticipated, which could negatively affect our earnings.
Incorrect estimates or assumptions by management in the preparation of our consolidated financial statements could adversely impact our reported assets, liabilities, income, revenue, or expenses.

The preparation of our consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, income, and expenses during the reporting periods. Incorrect estimates and assumptions by management could result in reported amounts that are overstated or understated and have a material adverse effect on our business, prospects, results of operations, and financial condition.
Our ability to utilize any net operating losses or tax credit carry forwards to offset taxable income are subject to complex limitations.
Section 382 of the Internal Revenue Code limits the ability of a corporation that undergoes an “ownership change” to use its pre-change net operating losses to offset future taxable income. An “ownership change” generally means a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may be subject to these limitations on our ability to utilize our net operating losses and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change.
Changes in tax law, regulations, or interpretations, including those resulting from the OBBBA, could suspend the use of net operating losses or tax credits, possibly with retroactive effect, and adversely impact our effective tax rate or cash flows. As a result, if we earn net taxable income, we could be unable or limited in our ability to use net operating losses and other tax attributes to offset such taxable income, which could result in increased future income tax liabilities. Similar provisions of state tax law may also limit our use of accumulated state tax attributes.
Our cash and money market funds could be adversely affected if the financial institutions in which we hold our cash and money market funds fail.
We deposit and maintain our cash and money market funds with third party financial institutions. A failure of these financial institutions to return our cash deposits and money market funds, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could impact our access to our cash or money market funds and could adversely impact our operating liquidity and financial performance.
There is substantial doubt about our ability to continue as a going concern.
We have prepared cash flow forecasts which indicate that, based on our expected operating losses and negative cash flows, we have sufficient cash to fund operations for at least twelve months following the date that the Factorial consolidated financial statements, as of and for the six months ended June 30, 2026, were issued. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” However, our future viability as an ongoing business will be dependent on our ability to raise additional capital to finance our operations in the near term.
When it is time to raise additional capital, there is no assurance that we will succeed in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. As our cash resources are depleted, we will continue to assess our ability to continue as a going concern, and when, and if, we conclude that there is substantial doubt about our ability to continue as a going concern for the twelve months following the date financial statements are issued, the perception that we might be unable to continue as a going concern may also make it more difficult to obtain financing for the continuation of our operations on terms that are favorable to us, or at all, and could result in the loss of confidence by investors and employees.
We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness or otherwise fail to maintain proper and effective internal controls, our ability to produce timely and accurate financial statements could be impaired, which could adversely affect our operating results, our stock price and access to the capital markets.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K, pursuant to the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. We have identified a material weakness in our internal control over financial reporting relating to inadequate resources to ensure proper system access and segregation of duties, timely and accurate preparation of reconciliations of accounts, and timely and accurate assessment, review and documentation of various transactions to ensure accurate recording of accounts in our financial statements in a timely manner. This material weakness has led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of June 30, 2026. Our inability to remediate this material weakness, our discovery of additional control deficiencies or material weaknesses in internal control, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our Company.
Our management plans to take action to remediate this material weakness in our internal control over financial reporting. As of the date of this Quarterly Report, management began remediation actions in 2026 and expects to complete the remediation actions during 2027 and to incur approximately $0.8 million in associated costs. However, the remediation process is ongoing, and we cannot assure that it will be completed within this timeframe or that additional remediation costs will not be incurred. In addition, we could in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. The remediation of such deficiencies or material weaknesses may require significant costs and devotion of a substantial amount of management’s attention, diverting financial resources or management’s time from operating our business. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.
If we fail to remediate this material weakness and maintain effective disclosure controls and procedures or internal control over financial reporting, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results, which inaccuracies may lead to a requirement to restate our financial statements, as well as delays or the inability to meet our future reporting obligations or to comply with SEC rules and regulations. As a result, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline. We could also become subject to investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could restrict our future access to the capital markets as a result of a loss of investor confidence, limitations on our ability under the Securities Act to conduct certain transactions or a reduction in liquidity if our common stock does not remain listed on a national securities exchange. Reduced access to capital or increased use of financial resources to remedy deficiencies in or maintain the effectiveness of internal controls may reduce our liquidity and ability to operate our business.
Risks Related to Our Intellectual Property
We rely heavily on our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.
We rely upon a combination of various intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as contractual protections afforded by license agreements and other agreements, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through non- disclosure agreements with business partners and other third parties. However, these agreements may be insufficient or breached, or may not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation or reverse engineering of our confidential information, intellectual property, or technology. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Despite our efforts to protect our proprietary rights, third parties may, without proper authorization, attempt to copy or otherwise obtain and use our intellectual property or be able to design around our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be adequate, sufficient, or effective. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition.
While certain of our proprietary works may be protected under copyright law, we have chosen not to register any copyrights in these works and instead rely primarily on protecting our software as a trade secret. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our works of authorship may be limited.
Our patent applications may not result in issued patents or our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with our commercialization of our products.

Certain of our key technological innovations, including innovations that are currently commercialized in our products and innovations that we plan to deploy in the future, are described in our issued patents and pending patent applications, as well as patent applications that we plan to file in the future. For more information, see “Information about Factorial Energy - Intellectual Property.” The process of applying for and obtaining a patent is expensive, time consuming and does not always result in patent claims as expected or needed. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we financially may not be able to protect our proprietary rights at all. There is also no assurance that the pending applications will result in issued patents.
In addition, third parties may have blocking patents that could prevent us from marketing our products or practicing our technology. Alternatively, third parties may seek to develop or market their products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid and/or unenforceable. Even if our patents are determined to be valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Under the terms of certain agreements with our development partners, we may file patent applications jointly with third parties and end up co-owning certain patents. As a result, we may not have exclusive rights to such patents and co-ownership of a patent may require us to enter into license agreements with third parties, which are less favorable than if we were the sole owner of the patent. Furthermore, if the other owners are unwilling to join us in an enforcement action, we may be unable to enforce our jointly owned patent rights against infringers. Such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. If one or more of our patents are held to be invalid or unenforceable, if claims of those patents are interpreted narrowly, or if patents fail to issue from our pending applications, our competitiveness and value may also be undermined. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.
While we have been issued patents for certain aspects of our technology and have additional patent applications pending, we have not applied for patent protection for all aspects of our technology. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed.
We may need to defend ourselves against intellectual property infringement claims, which may be time- consuming and could cause us to incur substantial costs or limit our ability to use certain technology.
Companies, organizations or individuals, including our current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, distribute, or sell our battery products, which could make it more difficult for us to operate our business. From time to time, we have received and may in the future receive inquiries from holders of patents or trademarks, as well as government agencies with jurisdiction over intellectual property matters, inquiring whether or claims alleging that we are infringing their proprietary rights and/or seek court declarations that they do not infringe upon our intellectual property rights. Companies holding patents or other intellectual property rights relating to batteries, electric motors or electronic power management systems may bring suits alleging infringement by our battery products of such rights or otherwise asserting their rights and seeking licenses, and government agencies may also take legal action. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:
•cease selling, incorporating or using products that incorporate the challenged intellectual property;
•pay substantial damages, fine or penalties;
•obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or
•redesign our batteries.
We may be subject to additional infringement claims in the future, and even if we believe such claims are without merit, such claims are time-consuming, expensive to litigate or settle and can divert management’s resources and attention. An adverse determination could require that we pay damages, fine or penalties, which could be substantial, or that we stop using technologies found to be in violation of a third party’s rights and could prevent us from selling our batteries. In order to avoid these restrictions, we may have to seek a license for the technology. Any such license may not be available on reasonable terms or at all, could require us to pay significant royalties and may significantly increase our operating expenses or otherwise seriously harm our business or results of operations.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, financial condition, results of operations and prospects could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s attention.
If we fail to comply with our obligations under license or technology agreements with third parties or are unable to license rights to use technologies on reasonable terms, we may be required to pay damages and could potentially lose license rights that are critical to our business.
We license certain intellectual property, including technologies, data, content and software from third parties, that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. These licenses typically limit our use of the licensed intellectual property or technology to specific uses and include other contractual obligations with which we must comply. If we fail to comply with any such obligations, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from selling our products and services, or inhibit our ability to commercialize future products and services. Moreover, our licensors may infringe the intellectual property rights of others or our licensors may not have sufficient rights to the intellectual property to grant us the applicable rights. Although we seek to secure indemnification protection from our vendors to protect us against potential third-party infringement claims in connection with our use of the applicable licensed intellectual property, not all of our vendors agree to provide us with sufficient indemnification protection, and in the instances where we do secure indemnification protection from our vendors, it is possible such vendors may not honor such indemnification obligations. If any of our licenses terminate, if we or the licensors fail to abide by the terms of the license, if the licensed intellectual property rights are found to be invalid or unenforceable or if the licensed technology is alleged to be infringing, our business, financial results and reputation could be harmed.
In the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business. However, such licenses may not be available on acceptable terms or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more- established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. In addition, companies that perceive us to be a competitor may be unwilling to license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our products and services. Such royalties are a component of the cost of our products or services and may affect the margins on our products and services. In addition, such licenses may be nonexclusive, which could give our competitors access to the same intellectual property licensed to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.
We may obtain licenses on technology that has not been commercialized or has been commercialized only to a limited extent, and the success of our business may be adversely affected if such technology does not perform as expected.
From time to time, we may license from third parties, technologies that have not been commercialized or which have been commercialized only to a limited extent. These technologies may not perform as expected within our silicon anode battery cells and related products. If the cost, performance characteristics, manufacturing process or other specifications of these licensed technologies fall short of our targets, our expected sales, costs, time to market, competitive advantage, future product pricing and potential operating margins may be adversely affected.
We may face risks relating to protecting our intellectual property in various countries resulting from our international business operations.
Patent, trademark and trade secret laws vary significantly throughout the world. Filing, prosecuting, and defending patents in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses, but enforcement is not as strong as that in the United States.
A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States, and efforts to protect against the unauthorized use of our intellectual property rights, technology, and other proprietary rights may be more expensive and difficult outside of the United States. Some courts inside and outside the United States may be less willing or unwilling to protect trade secrets and agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases. Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, financial condition, results of operations and prospects.
General Risks
Governmental trade controls, including export and import controls, sanctions, customs requirements and related regimes, could subject us to liability or loss of contracting privileges, limit our ability to transfer technology or compete in certain markets and affect our ability to hire qualified personnel.
Our technology and products, including components of our products, are subject to export control and import laws and regulations, including those by the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, and similar regulations by the South Korean government. These jurisdictions’ export control laws and regulations and economic sanctions prohibit the shipment of certain products, technologies and services to embargoed or sanctioned countries, governments and persons, as well as to various countries and persons due to national security and foreign policy concerns. In particular, U.S. and South Korean export control laws apply to cells with an energy density greater than 350 Wh/kg and require a license for the export of technology and cells exceeding that threshold to many locations outside of each respective jurisdiction, including China and Singapore. Some of our technology and products are thus presently subject to these license requirements under export controls, which contain limitations on the volume of products we may export. We cannot assure you that such licenses will be renewed or increased to match our production levels in the future.
Complying with export control and sanctions regulations for a particular sale may be time-consuming and result in delay or loss of sales opportunities. We have set up an export controls compliance program internally but cannot assure that this program has resulted or will result in material compliance with all applicable export controls. If government authorities conclude that we have violated these laws and regulations, we and even some of our employees could be subject to substantial civil and/or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.
A significant talent pool is comprised of nationals from countries that may require a license from the Bureau of Industry and Security to work with our technology (such as China, Russia, and Japan), which raises the cost of hiring due to the uncertainty that a license may not be granted and the candidate would be unemployable in the role envisioned. In addition, changes in our products or solutions or changes in applicable export or import laws and regulations may create delays or prohibitions in the introduction and sale of our products and solutions in international markets, increase costs due to changes in import and export duties and taxes, prevent our customers from deploying our products and solutions or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products and solutions, decreased ability to export or sell our products and solutions to customers, and decreased ability to import components or parts critical to the manufacture of our products. Any decreased use of our technology and products, limitation on our ability to export or sell our technology and products, or limitation on our ability to import materials, components or equipment would likely adversely affect our business, financial condition, results of operations and prospects.
Changes in U.S. and foreign government policy, including the imposition of or increases in tariffs and changes to existing trade agreements, could have a material adverse effect on global economic conditions and our business, financial condition, results of operations and prospects.
As a result of changes to U.S. and foreign government policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs or other trade restrictions on goods imported into the United States, particularly those manufactured in China, or minerals imported into the United States, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. China is currently a leading global source of supplies for use in the battery industry, including some products that we use. As the implementation of tariffs is ongoing, more tariffs may be added in the future. These tariffs could have an adverse impact on our business, results of operations, prospects and financial condition, and if we are unable to pass through such price increases to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income and net income. For example, in February 2025, the United States imposed additional tariffs on imports from China and significantly increased those tariffs in April 2025, and announced plans for “reciprocal” tariffs on several countries (including China) in late July 2025. As of the date of this Quarterly Report, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from numerous countries, including China, as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties, and tariffs, and we can make no assurance regarding the eventual impact on our results of operations and business. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers, customers or collaboration partners and, in turn, have a material adverse effect on the business and financial condition of such suppliers, customers, collaboration partners or other counterparties we do business with, which in turn would negatively impact us.
We are subject to U.S. and foreign anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010, and other anti-corruption laws and regulations in countries in which we conduct activities. Anti-corruption laws prohibit us and our officers, directors, employees, contractors and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing, directly or indirectly, anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. These laws also require companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. These laws also prohibit non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of any of these laws or regulations could result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences and adversely affect our business, financial condition, results of operations and reputation. Our policies and procedures designed to ensure compliance with these laws and regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.
As we increase our international cross-border business and expand our operations abroad, we may continue to engage with business partners, suppliers and third-party intermediaries to market our services and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. There can be no assurance that our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international business, our risks under these laws may increase.
Detecting, investigating and resolving actual or alleged violations of anti-corruption, anti-bribery, anti- money laundering or financial and economic sanctions laws can require a significant diversion of time, resources and attention from management. Non-compliance with these laws could subject us to whistleblower complaints, adverse media coverage, investigations, subpoenas received, enforcement actions, prosecution and severe fines, damages and administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, financial condition, results of operations and reputation. In addition, changes in these laws in the future could adversely impact our business and investments in our securities.
Our insurance coverage may not be adequate to protect us from all business risks.
We may be subject, in the ordinary course of business, to losses resulting from product liability, recalls, cyber-attacks, accidents, acts of God, and other claims against us, for which we may have no or inadequate insurance coverage. As a general matter, the policies that we do have may include significant deductibles or self- insured retentions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and results of operations.
From time to time, we may be involved in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our financial condition and results of operations.
We may be involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers, suppliers, and collaboration partners, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. See “Information about Factorial Energy - Legal Proceedings.”

Furthermore, Factorial Energy became a public company through the consummation of the Merger. Newly public companies following the completion of business combinations with special purpose acquisition companies have been subject to increased regulatory oversight and scrutiny, including from the SEC. Any governmental or regulatory investigation or inquiry related to the Merger or otherwise could have a material adverse effect on our business and negatively affect our reputation.
It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Such claims may also negatively affect our reputation.
We believe that our technology enables a variety of business models, including but not limited to sole manufacturing, joint ventures, and licensing, each of which may involve certain risks and tradeoffs.
We believe that our technology enables a variety of business models and presents opportunities with a variety of potential customers, such as OEMs, cell makers, end-users, and licensees, as applicable. We may operate our own manufacturing facilities, enter into joint venture arrangements, or license technology to other manufacturers, among other approaches, each with potential risks and tradeoffs.
Operating wholly-owned manufacturing facilities would allow us full control over production and quality, helping us protect proprietary processes and maintain consistency. However, this approach would require significant capital investment in infrastructure, equipment, and workforce, leading to increased operational expenses and financial exposure, and the capital required for such investment may not be available on attractive terms, if at all. Managing manufacturing operations also exposes us to risks such as supply chain disruptions, production delays, cost overruns, equipment failures, and scaling challenges, which may hinder our ability to meet demand or maintain competitive pricing. Without third-party manufacturers to rely on, any inefficiency or failure in our facilities could have a materially adverse effect on our business, profitability, and reputation.
In a joint venture arrangement, we would collaborate with third parties to commercialize and manufacture our battery technology, sharing both risks and resources. This could provide access to additional capital, markets, and expertise, but also introduces risks related to control and management. Disagreements with partners over operational decisions, strategy, or investments could disrupt our business plans, while our reliance on their performance could pose additional risks. If a joint venture partner fails to fulfill their obligations or experiences financial or operational issues, it could lead to inefficiencies, delays, or disruptions that harm our business and reputation.
Under a licensing model, we can leverage our battery technology by licensing it to third parties for commercialization and manufacturing. This approach could reduce capital requirements by limiting investments in infrastructure and operations and potentially enable faster market penetration. However, licensing could lead to lower revenue, reduced control over production, and distribution challenges. Licensing agreements may also pose risks of third-party noncompliance, inconsistent execution, quality issues, or competitive disadvantages. Additionally, relying on third-party licensees could result in missed market opportunities or reputational damage due to negative association with certain third parties, which could adversely affect our profitability and growth.
Aside from the business models described above, if we pursue other types of arrangements or business models, we potentially face other risks and tradeoffs that could have a materially adverse effect on our business, profitability, and reputation.
Changes in U.S. and foreign tax laws could have a material adverse effect on our business, financial condition or results of operations.
We (as well as certain of our subsidiaries) are subject to federal, state and local taxes in the United States and are also subject to tax in certain foreign jurisdictions. Changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. federal income tax laws, such as the IRA, and others that may be enacted in the future (the uncertainty of all of which is heightened by recent changes in governmental administration in the United States), could impact the tax treatment of our foreign earnings. Due to our international business activities, any changes in the taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.
Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, if our earnings are lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions that have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of its deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.
Additionally, changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one- time charges in the current or future taxable years, and could increase our future tax expense, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We are exposed to risks related to the use of artificial intelligence by us, our suppliers, partners and competitors.
We are increasingly incorporating artificial intelligence capabilities into our business operations. Artificial intelligence technology is complex and rapidly evolving and presents risks and challenges that may impact our business, including subjecting us to significant competitive, legal, regulatory, operational and other risks. There is no guarantee that use of artificial intelligence will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our partners and customers. Additionally, artificial intelligence algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient, biased or proprietary information, including the intellectual property of others, which can result in output errors and inadvertent infringement, misappropriation or other violations of others’ intellectual property rights, and may give rise to legal liability and materially harm our business. Our competitors may also be more successful in their artificial intelligence strategy and develop competitive products with the aid of artificial intelligence technology. As a result, any issues arising from the development and use of artificial intelligence by us or our suppliers, partners or competitors, combined with an evolving and uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.
We are subject to foreign currency risks.
We operate internationally and are exposed to risks associated with fluctuations in foreign exchange rates, particularly with regards to the South Korean Won (KRW). As the U.S. Dollar (USD) serves as our functional currency, fluctuations in the KRW exchange rate relative to the USD could significantly impact our financial results. This risk arises primarily from the operations and cash flows generated by our South Korean subsidiary, where we operate a significant production and research and development facility. Any adverse movements in exchange rates between the KRW and USD could negatively affect our expenses, and future profitability, as well as lead to potential volatility in our reported financial results. Additionally, sustained changes in exchange rates could impact the value of our assets and liabilities denominated in KRW, further increasing our financial exposure to currency risk. As of June 30, 2026, we have not entered into any hedging transactions in an effort to reduce exposure to foreign exchange risk.
Evolving scrutiny and changing expectations from global regulators and our stakeholders regarding our environmental, social and governance (ESG) practices and value proposition could adversely affect our business, brand and reputation.
There is evolving focus, including from global regulators and stakeholders such as our investors, customers and partners, on ESG matters, including climate change, environmental stewardship, diversity and inclusion, and sustainability strategy. In particular, increasing public awareness and concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Increased costs of energy or compliance with emissions standards due to increased legal or regulatory requirements may cause disruptions in, or increased costs associated with, our development and manufacturing operations. It is also possible that requirements or guidance in one jurisdiction, such as the United States, may contradict or diverge from requirements or guidance in other jurisdictions, such as the European Union. Agreements with customers and partners may include obligations related to sustainability targets. There can be no certainty that we will manage such matters successfully, or that we will successfully meet the (at times contradictory) expectations of stakeholders as to our proper role with respect to ESG matters. Any failure or perceived failure to timely manage, respond, or meet ESG related contractual, legal or regulatory requirements, expectations or targets, including with respect to reducing our or our partners’ impact on the environment, or addressing climate change related impacts or other sustainability concerns, could subject us to significant costs and liabilities and adversely affect our business and reputation.
We may be negatively impacted by epidemics, pandemics, and other outbreaks.
We face various risks related to epidemics, pandemics, and other outbreaks. For example, the COVID-19 pandemic resulted in changes in consumer and business behavior, a severe market downturn, and restrictions on business and individual activities, as well as in significant volatility in the global economy and reduced economic activity. The spread of COVID-19 also impacted our potential customers, our suppliers and collaboration partners by disrupting the manufacturing, delivery and overall supply chain of battery, EV and equipment manufacturers and suppliers and led to a global decrease in battery and EV sales in markets around the world. In response to the pandemic, government authorities implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns, which affected our operations and the operations of our suppliers, vendors and business partners.
In the event of a further epidemic, pandemic or other outbreak, we may face similar adverse effects as experienced during the COVID-19 pandemic. For example, we may be required to take a variety of measures as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners, and any such measures may adversely affect our future manufacturing plans, supply chain, sales and marketing activities, business and results of operations.
The extent to which any such epidemic, pandemic or other outbreak would impact our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of any such epidemic, pandemic or other outbreak, the actions to contain the outbreak or treat its impact, including the development, distribution and administration of effective vaccines, a waning immunity among persons already vaccinated, an increase in fatigue or skepticism with respect to initial or booster vaccinations, the severity of breakthrough cases and variants, including potentially vaccine-resistant variants, and how quickly and to what extent normal economic and operating activities can resume. Even after any such epidemic, pandemic or other outbreak has subsided, we may continue to experience an adverse impact to our business as a result of the global economic impact, including any recession that has occurred or may occur in the future, or due to changes in consumer behavior, for example an increase in remote work leading to a decrease in demand for automobiles.
Our facilities or operations could be damaged or adversely affected by natural disasters and other catastrophic events outside of our control.
Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, wars, epidemics, pandemics, and other calamities. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.
Any economic, financial or banking crisis, or perceived threat of such a crisis, including a significant decrease in consumer confidence, may materially and adversely affect our business, financial condition and results of operations.
In recent years, the United States and global economies suffered dramatic downturns as a result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others, and volatility in the capital and credit markets and uncertainty with respect to the health of the U.S. banking system. The U.S. and certain foreign governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to the financial markets. If in future crises governments refuse to take such actions or if the actions taken by these governments are not successful, and/or if the uncertainty in the macroeconomic environment, including elevated inflation concerns, elevated interest rates, tighter credit, currency fluctuations, changes in tariffs and trade restrictions, or concerns or speculation about similar banking disruption events or risks, continues, the resulting adverse economic conditions could lead to market-wide liquidity problems and other disruptions, which may negatively impact the demand for our solid-state battery cells and may negatively impact our liquidity and ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.
Inflation and increased interest rates may adversely affect our financial condition and results of operations.
Our operations could be adversely impacted by inflation, primarily due to higher material, labor, and construction costs. To date, we do not believe that inflation has had a material impact on our results of operations, capital resources or liquidity; however, we have experienced increases in prices of materials, components and labor costs. Our future mitigation strategies may include considering alternative vendors, vertically integrating certain aspects of our supply chain and redesigning our product or production process. It is difficult to determine what impact inflationary pressures will have on our long-term growth strategies, as there is uncertainty regarding how long higher levels of inflation may persist, and to what level these increased costs will affect commercialization of our product. If we are not able to fully offset higher costs through price increases or other corrective measures, this may adversely affect our business, financial condition and results of operations.
Our business may be adversely affected by any disruptions caused by union activities and/or works council obligations.

It is not uncommon for employees of certain trades at companies such as ours to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements, work councils, and/or other employee representative bodies with certain consultation rights with respect to company operations. In South Korea, for example, mandatory labor management councils and employee consultation requirements could limit our flexibility and increase administrative obligations.
Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory. From time to time, labor unions may engage in campaigns to organize certain of our operations, as part of which such unions may file unfair labor practice charges against us with the National Labor Relations Board and/or other governmental agencies. Any unfavorable outcome of such proceedings may have a negative impact on the perception of our treatment of our employees. Furthermore, any successful union organization efforts may decrease our operational flexibility and disrupt our normal operations, which could adversely affect our business. Additionally, we may from time to time directly or indirectly depend upon companies with unionized work forces, and any work stoppages or strikes organized by such unions could delay the manufacture and sale of our products and/or harm our business and operating results.
Our ability to manage our business is highly dependent on IT systems and our website, systems, and data may be subject to intentional or inadvertent disruption, security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling could adversely impact our reputation and future sales.
We are highly dependent upon a variety of information systems to operate our business. The information systems (including internal and external systems such as our website or systems used by partners, service providers, suppliers, customers, and other third parties) supporting our research, development, and the manufacturing of our batteries, and the data we maintain, including our intellectual property and other confidential or proprietary information, may be subject to intentional or inadvertent disruption, such as telecommunications or network failures, security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling. Any such matters, or perceptions that any of them have occurred, could result in private claims, demands and litigation, regulatory investigations and other proceedings, as well as fines and other liabilities, which could adversely impact our reputation and future sales. We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. Advances in technology, including increased adoption of artificial intelligence technology by us and third-party service providers, suppliers, customers, and other third-party partners, an increased level of sophistication and expertise of hackers, new discoveries in the field of cryptography or other technological developments can result in actual or perceived compromise or breach of, or other security incident with respect to, the systems used in our business or of security measures used in our business to protect intellectual property, confidential information, personal information, and other data. Additionally, remote working further increases the security threats that we and our third-party service providers, suppliers, partners and customers face.
The availability and effectiveness of our batteries, and our ability to conduct our business and operations, depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. We must routinely update our IT infrastructure and our various IT systems throughout the organization, or we may not continue to meet our current and future business needs. Systems used in our business by us and our third-party service providers, suppliers, customers, and partners, including data centers and other information technology systems, may also be vulnerable to damage or interruption. Such systems could also be subject to physical or electronic break-ins, corporate sabotage or state-sponsored espionage, and intentional acts of vandalism, infection by ransomware, viruses, or other malware, as well as disruptions and security incidents as a result of non- technical issues, including intentional or inadvertent acts or omissions by employees, service providers, suppliers, customers, partners or others, to among other things, properly implement our software and related security patches and updates. We use service providers to help provide certain services, and any such service providers face similar security and system disruption risks as us. Some of the systems used in our business are not and will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business by us and our third-party service providers, suppliers, partners, and customers could result in lengthy interruptions in our service and may adversely affect our business, prospects, financial condition and results of operations.
Significant capital and other resources may be required in efforts to enhance our current IT systems, implement new IT systems, protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities and otherwise seeking to obtain unauthorized access to systems or data, and to disrupt systems, are increasingly sophisticated and constantly evolving. In addition, the risk of cyberattacks may be heightened due to the war in Ukraine.

Such cyberattacks could disrupt the economy more generally and could also impact our operations either directly or indirectly.
Security breaches and/or incidents can also remain undetected for an extended period, including situations in which hackers mine data over time or optimize the timing and potency of their cyberattacks or disruptions. Any failure or perceived failure by us or our service providers, suppliers, customers, and partners, to prevent information security breaches or other security incidents or system disruptions, or to comply with privacy policies or any actual or asserted legal obligations relating to privacy or information security, or any compromise of security that results in or is perceived or reported to result in unauthorized access to, or loss, theft, alteration, release, transfer, unavailability, or other processing of, our information, or any personal information or other customer data or confidential information, that we or our service providers, suppliers, customers, and partners, maintain or otherwise process, could cause our potential customers to lose trust in us, result in loss or theft of proprietary or sensitive data and intellectual property, could harm our reputation and competitive position and could expose us to legal claims, demands, and litigation, regulatory investigations and proceedings, and fines, penalties, and other liability. Any such actual or perceived security breach, security incident or disruption could also divert the efforts of our technical and management personnel and could require us to incur significant costs and operational consequences in connection with investigating, remediating, eliminating and putting in place additional equipment and devices designed to prevent actual or perceived security breaches and other incidents and system disruptions.
Additionally, our handling of data relating to individuals is subject to a variety of laws and regulations relating to privacy, data protection, and data security, and may become subject to additional obligations, including contractual obligations, relating to our maintenance and other processing of this data. Laws, regulations, and other actual and potential obligations relating to privacy, data protection, and data security are evolving rapidly, and we expect to potentially be subject to new laws and regulations, or new interpretations of laws and regulations, in the future in various jurisdictions. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs, and it is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with our business or practices. Any failure or perceived failure to comply with any applicable laws, regulations, or other obligations relating to privacy, data protection, or data security could also result in regulatory investigations and proceedings, and misuse of or failure to secure data relating to individuals could also result in claims and proceedings against us by governmental entities or others, penalties and other liability, and damage to our reputation and credibility, and could have a negative impact on potential future revenues and profits.
In addition, if any issues concerning the IT systems result in, or contribute to, a delay in our timely reporting of our results of operations for any period or our not filing one or more periodic reports with the SEC on time, the price of our Series A Common Stock could decline substantially, and we could face costly lawsuits, including securities class actions, and also could impair our ability to raise necessary capital to run our operations and progress our product development efforts. Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations and financial condition may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could negatively impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations and financial condition. While our enterprise resource planning (“ERP”) system is designed to accurately maintain our books and records and provide important information to our management team for use in the operation of the business, if the ERP system or any other implemented system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions.
Risks Related to Operating as a Public Company
There may not be an active trading market for Factorial Energy Common Stock, which may make it difficult to sell shares of Factorial Energy Common Stock.
An active trading market for Factorial Energy Common Stock may not develop or be sustained. If an active trading market for Factorial Energy Common Stock does not develop or is not sustained, you may not be able to sell your shares at an attractive price or at all. Furthermore, an inactive market may also impair Factorial Energy’s ability to raise capital by selling shares of Factorial Energy Common Stock in the future, and may impair Factorial Energy’s ability to enter into strategic collaborations or acquire companies or products by using shares of Factorial Energy’s common stock as consideration.
Future sales or issuances, or the perception of future sales or issuances, by Factorial Energy or its stockholders in the public market, including through conversion of the Series B Common Stock, could cause the market price for Factorial Energy’s securities to decline and dilution to Factorial Energy’s stockholders.

The sale or issuance of Factorial Energy’s securities in the public market, or the perception that such sales or issuances could occur, including through the conversion of the Series B Common Stock into Series A Common Stock or any additional issuances of the Series B Common Stock, could harm the prevailing market price of Factorial Energy’s securities and cause dilution to Factorial Energy’s stockholders. The lock-up restrictions applicable to the vast majority of the shares of Series A Common Stock issued in the Merger have expired as a result of the satisfaction of the applicable trading price conditions set forth therein. In addition, we have registered the resale of such shares of Series A Common Stock (including shares issuable upon conversion of the Series B Common Stock or exercise of certain warrants or options) issued to persons who acquired such shares in transactions exempt from registration under the Securities Act. As a result, substantially all of our outstanding shares of Series A Common Stock (including shares issuable upon conversion or exercise of other securities) may be sold at any time, subject only to compliance with insider trading laws and restrictions under our insider trading policy applicable to our officers, directors, employees and certain entities with which they are affiliated. These sales, issuances or conversions, or the possibility that these sales, issuances or conversions may occur, also might make it more difficult for Factorial Energy to sell equity securities in the future at a time and at a price that Factorial Energy deems appropriate.
Shares of Series A Common Stock reserved for future issuance under its equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The compensation committee of the Factorial Energy Board may determine the exact number of shares to be reserved for future issuance under Factorial Energy’s equity incentive plans at its discretion. Factorial Energy has filed, and expects to continue to file, registration statements on Form S-8 under the Securities Act to register shares of Series A Common Stock or securities convertible into or exchangeable for shares of Series A Common Stock issued pursuant to its equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.
In the future, Factorial Energy may also issue its securities in connection with investments or acquisitions. The number of shares of Series A Common Stock issued in connection with an investment or acquisition could constitute a material portion of Factorial Energy’s then-outstanding shares of Series A Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to Factorial Energy’s stockholders.
The market price of Series A Common Stock may be volatile, and investors could lose all or part of their investment.
The trading price of Series A Common Stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to various factors, many of which Factorial Energy cannot control. The stock market in general, and emerging technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.
Broad market and industry factors may negatively affect the market price of Series A Common Stock, regardless of its actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include, without limitation:
•the success of competitive products or announcements by potential competitors of their product development efforts;
•regulatory actions with respect to Factorial Energy’s products or Factorial Energy’s competitors’ products or product candidates;
•actual or anticipated changes in Factorial Energy’s growth rate relative to its competitors;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning Factorial Energy’s patent applications, issued patents, or other proprietary rights;
•the recruitment or departure of key personnel;
•announcements by Factorial Energy or its competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•fluctuations in the valuation of companies perceived by investors to be comparable to Factorial Energy;
•market conditions in the EV or battery sectors;

•share price and volume fluctuations attributable to inconsistent trading volume levels of Series A Common Stock;
•announcement or expectation of additional financing efforts;
•sales of Series A Common Stock and Series B Common Stock by Factorial Energy, its insiders or its other stockholders;
•expiration of market stand-off or lock-up agreements;
•the impact of any public health emergencies, natural disasters, or geopolitical events, including civil or political unrest or military conflicts; and
•general economic, political, industry and market conditions.
The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of Series A Common Stock.
Factorial Energy’s management has limited experience in operating a public company.
Some of Factorial Energy’s executive officers have limited experience in the management of a publicly traded company. As a public company, Factorial Energy is subject to significant regulatory oversight and reporting obligations under federal securities laws, and certain executives’ limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of Factorial Energy. Additionally, Factorial Energy may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States.
Factorial Energy incurs significant expenses and administrative burdens as a public company, which could have an adverse effect on Factorial Energy’s business, financial condition, and results of operations.
As a public company, Factorial Energy incurs significant legal, accounting and other expenses. Factorial Energy is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including those related to climate change and other environmental, social and governance focused disclosures, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. Factorial Energy has hired, and continues to hire, additional accounting, finance, and other personnel in connection with being a public company. Factorial Energy’s management and other personnel devote a substantial amount of time to these compliance initiatives and Factorial Energy cannot accurately predict or estimate the amount or timing of additional costs it may incur to respond to these requirements.
In addition, as a public company, Factorial Energy is required to incur additional costs and obligations in order to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act. Under these rules, Factorial Energy is required to maintain effective disclosure and financial controls and to make a formal assessment of the effectiveness of its internal control over financial reporting.
Factorial Energy is required to develop and maintain proper and effective internal control over financial reporting.
As a private company, Legacy Factorial was not required to perform an evaluation of internal control over financial reporting as of December 31, 2025 in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Nevertheless, Legacy Factorial identified a material weakness, as described above. This material weakness continues to exist post-Merger and be relevant to Factorial Energy. Had such an evaluation been performed, control deficiencies may have been identified by Factorial Energy’s management, and those control deficiencies could have represented one or more additional material weaknesses.
As of the date of this Quarterly Report, management began remediation actions in 2026 and expects to complete the remediation actions with respect to the identified material weakness during 2027 and to incur approximately $0.8 million in associated costs. However, the remediation process is ongoing, and we cannot assure that it will be completed within this timeframe or that additional remediation costs will not be incurred. In addition, in connection with its transition to operating as a public company, Factorial Energy has taken, and intends to continue to take, certain steps, such as recruiting additional personnel, in addition to utilizing third-party consultants and specialists, to supplement its internal resources, and to enhance its internal control environment. Factorial Energy cannot assure you that the measures it takes will be sufficient to prevent or avoid potential future material weaknesses.

If Factorial Energy is not able to maintain effective internal control over financial reporting and disclosure controls and procedures, or if material weaknesses are discovered in future periods, it may be unable to accurately and timely report its financial position, results of operations, cash flows or key operating metrics, which could result in late filings of annual or quarterly reports under the Exchange Act, restatements of financial statements or other corrective disclosures, an inability to access equity or debt capital or commercial lending markets, or other material adverse effects on its business, reputation, results of operations, financial condition or liquidity. Factorial Energy’s investors could lose confidence in Factorial Energy’s reported financial information, the market price of Series A Common Stock could decline, and Factorial Energy could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.
Factorial Energy is controlled or substantially influenced by the Legacy Factorial Founders, whose interests may conflict with other stockholders.
Dr. Siyu Huang, Factorial Energy’s Co-Founder and Chief Executive Officer and Dr. Alex Yu, Factorial Energy’s Co-Founder and Chief Technology Officer (together, the “Legacy Factorial Founders”) owned, collectively with their affiliated trusts, approximately 19.1% of the outstanding Factorial Energy Common Stock as of June 30, 2026. Additionally, as the Legacy Factorial Founders own shares of Series B Common Stock, representing ten votes per share, the Legacy Factorial Founders have, collectively, approximately 62.9% of the total voting power of the outstanding Factorial Energy Common Stock as of June 30, 2026. As a result of this dual-class structure, the Legacy Factorial Founders control Factorial Energy. As long as the Legacy Factorial Founders continue to hold at least 62.7% of the Series B Common Stock, the Legacy Factorial Founders will hold a majority of the total voting power of Factorial Energy Common Stock and, accordingly, may be deemed to control Factorial Energy. Although Factorial Energy does not intend to avail itself of any exemptions for a “controlled company” under Nasdaq rules, for so long as the Legacy Factorial Founders hold a majority of the voting power of the Factorial Energy Common Stock, Factorial Energy qualifies as a “controlled company.” As a “controlled company” under the corporate governance requirements of Nasdaq, Factorial Energy is eligible for exemptions from certain corporate governance requirements, including the requirement that a majority of its board of directors be composed of “independent directors” under Nasdaq rules and that its compensation committee consist entirely of independent directors.
The Legacy Factorial Founders may have interests different than yours and may make decisions, including with respect to business combinations, financings, issuances of additional equity, restructurings or other transactions, that conflict with your interests. Additionally, the Legacy Factorial Founders’ concentrated control could have the effect of delaying, preventing or deterring a change in control of Factorial Energy, could deprive you of an opportunity to receive a premium for your shares as part of a sale of Factorial Energy and could ultimately affect the market price of Factorial Energy’s securities. For example, because the Legacy Factorial Founders may have purchased their shares at prices substantially below the price at which shares are being sold in this transaction and have held their shares for a longer period, they may be more interested in selling Factorial Energy to an acquirer than other investors or they may want Factorial Energy to pursue strategies that deviate from the interests of other stockholders. This disproportionate voting control is expected to persist for the foreseeable future. So long as the Legacy Factorial Founders continue to hold Series B Common Stock, you will have limited ability to influence corporate matters and could be outvoted on any matter submitted to a vote of stockholders.
Factorial Energy is an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
Factorial Energy is, an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. Accordingly, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up the last day of the fiscal year ending after the fifth anniversary of the effectiveness of CGC’s IPO registration statement, although circumstances could cause us to lose that status earlier, including if the market value of our Series A Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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
Additionally, CGC was a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.
Following the Closing, the Factorial Energy determined it is no longer a smaller reporting company. However, for as long as Factorial Energy qualifies as an emerging growth company, the Company does not expect the loss of smaller reporting company status to have a material effect on its reporting obligations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 5, 2026, a certain institutional investor purchased from the Company an aggregate of 6,340,000 shares of Series A Common Stock for an aggregate purchase price of $55.0 million, pursuant to a stock purchase agreement, and an affiliate of Sponsor purchased from the Company an aggregate of 1,179,404 shares of Series A Common Stock, for an aggregate purchase price of $9.7 million pursuant to a stock purchase agreement. The institutional investor and the Sponsor affiliate satisfied in part their purchase obligations under the stock purchase agreements through purchases of 3,470,764 NRA Shares in the aggregate at market prices. Such shares were subject to Non-Redemption Agreements and the proceeds from CGC’s trust account released at Closing reflect non-redemption of such shares.
The issuances were made in transactions not involving a public offering pursuant to an exemption from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The resale of such shares was subsequently registered on a registration statement on Form S-1 with the SEC, which was declared effective on July 7, 2026.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Trading Arrangements
On June 11, 2026, Jason Duva, our General Counsel, entered into a written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Subject to the terms of the plan, Mr. Duva may sell up to 600,000 shares of our Series A Common Stock, representing shares issuable upon exercise of outstanding stock options with an exercise price of $0.88 per share. The plan will terminate on June 11, 2027, or upon the earlier completion of all transactions under the plan. The plan was adopted during an open trading window, and no sales will commence under the plan until completion of the applicable cooling-off period required by Rule 10b5-1(c).
On June 16, 2026, Siyu Huang, our Chief Executive Officer, as trustee of the North Point Family Trust, entered into a written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Subject to the terms of the plan, the North Point Family Trust may sell up to 1,103,706 shares of our Series A Common Stock, including shares issuable upon exercise and/or conversion of shares of our Series B Common Stock. The plan will terminate on June 16, 2027, or upon the earlier completion of all transactions under the plan. The plan was adopted during an open trading window, and no sales will commence under the plan until completion of the applicable cooling-off period required by Rule 10b5-1(c). Such shares of Series A Common Stock subject to the plan constitute approximately 5.1% of the aggregate of 21,597,865 shares of Series A Common Stock beneficially owned by Dr. Huang and Dr. Yu.
On June 16, 2026, Alex Yu, our Chief Technology Officer, as trustee of the Danehy Family Trust, entered into a written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Subject to the terms of the plan, the Danehy Family Trust may sell up to 1,536,242 shares of our Series A Common Stock, including shares issuable upon exercise and/or conversion of shares of our Series B Common Stock. The plan will terminate on June 16, 2027, or upon the earlier completion of all transactions under the plan. The plan was adopted during an open trading window, and no sales will commence under the plan until completion of the applicable cooling-off period required by Rule 10b5-1(c). Such shares of Series A Common Stock subject to the plan constitute approximately 7.1% of the aggregate of 21,597,865 shares of Series A Common Stock beneficially owned by Dr. Huang and Dr. Yu.
During the three months ended June 30, 2026, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following exhibits are either filed or furnished with, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1†
Business Combination Agreement, dated as of December 17, 2025, by and among Cartesian Growth Corporation III, Fenway MS, Inc., and Factorial Inc. (incorporated by reference to Annex A 1 in the Registrant’s proxy statement/prospectus filed on May 6, 2026).

2.2
Amendment No. 1 to Business Combination Agreement, dated as of March 26, 2026, by and among Cartesian Growth Corporation III, Fenway MS, Inc., and Factorial Inc. (incorporated by reference to Annex A 2 in the Registrant’s proxy statement/prospectus filed on May 6, 2026).

2.3
Amendment No. 2 to Business Combination Agreement, by and among Cartesian Growth Corporation III, Factorial Inc. and Fenway MS, Inc., dated as of May 18, 2026 (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).

3.1	Factorial Energy Inc. Certificate of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
3.2	Factorial Energy Inc. Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
4.1	Specimen Series A Common Stock Certificate of Factorial Energy Inc. (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
4.2
Amended and Restated Warrant Agreement, dated June 5, 2026, between Factorial Energy Inc. and Continental Stock Transfer & Trust Company. (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).

10.1
Amended and Restated Registration Rights Agreement, dated as of June 5, 2026, by and between the Registrant, CGC III Sponsor LLC, CGC III Sponsor DirectorCo LLC, Cantor Fitzgerald & Co., certain former stockholders of Factorial Inc., and other persons and entities (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).

10.2
Form of Investor Stock Purchase Agreement, dated December 17, 2025, by and between the Registrant and each PIPE Investor (incorporated by reference to Annex E in the Registrant’s proxy statement/prospectus filed on May 6, 2026).

10.3#^
Common Development Agreement, dated November 26, 2021, by and between Factorial Inc. and Mercedes-Benz Research & Development North America, Inc., as amended by that certain Amendment #1, dated August 1, 2025 (incorporated by reference to the exhibit 10.26 to Registrant’s Registration Statement on Form S 4/A filed on April 14, 2026).

10.4#^
Joint Development Agreement, dated August 20, 2021, by and between Factorial Inc. and Hyundai Motor Company (incorporated by reference to the exhibit 10.27 to Registrant’s Registration Statement on Form S 4/A filed on April 14, 2026).

10.5#^
Collaboration Agreement, dated August 1, 2025, by and between Factorial Inc. and FCA US LLC (incorporated by reference to the exhibit 10.25 to Registrant’s Registration Statement on Form S 4/A filed on April 14, 2026).

10.6#^
Joint Development Agreement, dated February 2, 2026, by and between Factorial Inc. and PowerCo SE (incorporated by reference to the exhibit 10.24 to Registrant’s Registration Statement on Form S 4 filed on March 27, 2026).

10.7^
Sublease, by and among 805 Middlesex Turnpike Owner LLC, ClearMotion, Inc. and Factorial Inc., dated November 11, 2022 (incorporated by reference to the exhibit 10.25 to Registrant’s Registration Statement on Form S 4 filed on March 27, 2026).

Exhibit No.	Description
10.8+	Employment Agreement by and between the Registrant and Siyu Huang (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
10.9+	Employment Agreement by and between the Registrant and Alex Yu (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
10.10+	Employment Agreement by and between the Registrant and Jason Duva (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
10.11+	Employment Agreement by and between the Registrant and Richard Wei (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
10.12+	Employment Agreement by and between the Registrant and Joseph Taylor (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
10.13+	Form of Restrictive Covenant Agreement (incorporated by reference to the exhibit 10.20 to Registrant’s Registration Statement on Form S 4/A filed on April 14, 2026).
10.14+	2026 Equity Incentive Plan of Factorial Energy Inc., and forms of award agreements thereunder (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
10.15+	2026 Employee Stock Purchase Plan of Factorial Energy Inc. (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
10.16+	Executive Change in Control Severance Plan of Factorial Energy Inc. (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
10.17+	Senior Executive Cash Incentive Bonus Plan of Factorial Energy Inc. (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
10.18+	Form of Director Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
10.19+	Form of Officer Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
10.20+	Non-Employee Director Compensation Policy of Factorial Energy Inc. (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1⁑*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2⁑*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________________________
*Filed herewith.
†Certain schedules and similar attachments to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted schedules and similar attachments to the SEC upon its request.
#Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant has determined they are not material and is the type of information that the registrant treats as private or confidential.
^ Certain schedules and similar attachments to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted schedules and similar attachments to the Commission upon its request.
+ Indicates management contract or compensatory plan.

⁑ This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTORIAL ENERGY INC.

Date: August 11, 2026	By:	/s/ Siyu Huang
Siyu Huang
Co-founder, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Richard Wei
Richard Wei
Chief Financial Officer (Principal Financial Officer)