Form 10-Q
period 2026-09-30
Factorial Energy Inc.
filed 2026-11-10
CIK 2049662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes x No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o

Non-accelerated filer	x	Smaller reporting company	o

		Emerging growth company	x
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒
As of November 5, 2026, the registrant had 91,959,592 shares of Series A Common Stock, $0.00001 par value per share, and 15,512,742 shares of Series B Common Stock, $0.00001 par value per share, outstanding.

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
•international trade disputes, including threatened or implemented tariffs by the U.S. and threatened or implemented tariffs by foreign countries in retaliation; and
•the effects of competition on Factorial Energy’s future business.
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
•Factorial Energy’s ability to source the raw materials for its products; and
•the other risks and uncertainties described under Part II, Item 1A, “Risk Factors” in this Quarterly Report.
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

Part I - Financial Information
Item 1. Financial Statements

FACTORIAL ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$95,436	$28,891
Receivables under collaboration agreements (includes $13 and $1,000 as related party as of September 30, 2026 and December 31, 2025, respectively)	1,529	1,152
Inventory	807	—
Deferred transaction costs	—	1,423
Prepaid expenses and other current assets (includes $720 and $1,110 as related party as of September 30, 2026, and December 31, 2025, respectively)	4,202	1,425
Total current assets	101,974	32,891
Restricted cash	888	881
Property and equipment, net	22,254	21,276
Operating lease right-of-use assets, net	8,603	7,576
Other non-current assets	533	—
Other non-current assets (related party)	—	160
Total Assets	$134,252	$62,784
Liabilities, Redeemable Convertible Preferred Stock & Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable (includes $0 and $190 as related party, as of September 30, 2026, and December 31, 2025, respectively)	$616	$741
Accrued expenses	7,706	2,981
Deferred revenue	322	—
Operating lease liabilities, current portion	1,754	1,357
Total current liabilities	10,398	5,079
Operating lease liabilities, net of current portion	7,841	7,180
Convertible promissory notes – related parties, at fair value	—	18,889
Warrant liabilities for Series B-1 and Series D redeemable convertible preferred stock (includes $2,770 to related parties as of December 31, 2025)	—	3,378
Warrant liability for Series A Common Stock	20,604	—
Total liabilities	38,843	34,526
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock (Note 11):
Series A-1 redeemable convertible preferred stock, $0.00001 par value; 4,528,900 shares authorized, issued and outstanding as of December 31, 2025. Liquidation preference of $3,000 as of December 31, 2025.	—	327
Series A-2 redeemable convertible preferred stock, $0.00001 par value; 8,665,524 shares authorized, issued and outstanding as of December 31, 2025. Liquidation preference of $6,000 as of December 31, 2025.	—	655
Series B-1 redeemable convertible preferred stock, $0.00001 par value; 10,045,799 shares authorized; 9,972,682 shares issued and outstanding as of December 31, 2025, and 2025 Liquidation preference of $22,166 as of December 31, 2025.	—	2,169
Series C-1 redeemable convertible preferred stock, $0.00001 par value; 13,098,851 shares authorized, issued and outstanding as of December 31, 2025. Liquidation preference of $28,423 as of December 31, 2025.	—	28,303

FACTORIAL ENERGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)
(In thousands, except share and per share data)

	As of
	September 30, 2026	December 31, 2025
Series C-2 redeemable convertible preferred stock, $0.00001 par value; 9,221,245 shares authorized, issued and outstanding as of December 31, 2025. Liquidation preference of $26,857 as of December 31, 2025.	—	26,013
Series D redeemable convertible preferred stock, $0.00001 par value; 27,974,242 shares authorized; 21,827,755 shares issued and outstanding as of December 31, 2025. Liquidation preference of $202,385 as of December 31, 2025.	—	192,185
Total redeemable convertible preferred stock	—	249,652
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, and no shares issued or outstanding as of September 30, 2026. No shares were authorized, issued, or outstanding as of December 31, 2025.	—	—
Series A Common Stock, $0.00001 par value; 600,000,000 and 32,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively. 91,547,994 and 2,973,957 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	9	—
Series B Common Stock, $0.00001 par value; 50,000,000 shares authorized as of September 30, 2026. 15,512,742 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	2	2
Additional paid-in capital	361,932	34,625
Accumulated deficit	(266,652)	(255,576)
Accumulated other comprehensive income (loss)	118	(445)
Total stockholders’ equity (deficit)	95,409	(221,394)
Total Liabilities, Redeemable Convertible Preferred Stock & Stockholders’ Equity (Deficit)	$134,252	$62,784
See accompanying notes to the unaudited condensed consolidated financial statements.

FACTORIAL ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$26	$—	$26	$—
Cost of revenues	1,831	—	1,831	—
Gross loss	(1,805)	—	(1,805)	—
Operating expenses:
Research and development, net (includes $13 and $0 for the three months ended September 30, 2026 and 2025, respectively; and $23 and $165 for the nine months ended September 30, 2026 and 2025, respectively, of related party research and development reimbursement)	4,068	5,878	12,592	19,377
Selling, general and administrative (includes $0 and $44 for the three months ended September 30, 2026 and 2025, respectively; and $153 and $131 for the nine months ended September 30, 2026 and 2025, respectively, of related party expenses)	6,495	4,565	17,423	15,590
Legal judgment	4,067	—	4,067	—
Loss and impairment on lease termination	—	17,101	—	17,101
Total operating expenses	14,630	27,544	34,082	52,068
Loss from operations	(16,435)	(27,544)	(35,887)	(52,068)
Other income (expense), net:
Financing costs related to issuance of convertible promissory notes – related parties	—	(4,546)	(37)	(4,546)
Change in fair value of convertible promissory notes – related parties	—	(2,455)	(3,791)	(2,455)
Change in fair value of convertible promissory notes	—	—	(1,264)	—
Change in fair value of Series B-1 and Series D warrant liabilities (includes related party loss of $— and $0 for the three months ended September 30, 2026 and 2025, respectively; and $262 and $0 for the nine months ended September 30, 2026 and 2025, respectively)	—	—	(399)	—
Change in fair value of warrant liability for Series A Common Stock	24,012	—	28,750	—
Other income (expense), net	1,263	(90)	1,552	995
Total other income (expense), net	25,275	(7,091)	24,811	(6,006)
Income (loss) before income taxes	$8,840	$(34,635)	$(11,076)	$(58,074)
Income tax expense	—	—	—	—
Net income (loss)	$8,840	$(34,635)	$(11,076)	$(58,074)
Net income (loss) attributable to common stockholders - basic	$8,840	$(34,635)	$(11,076)	$(58,074)
Net income (loss) attributable to common stockholders - diluted	$8,840	$(34,635)	$(39,826)	$(58,074)
Net income (loss) per share attributable to common stockholders - basic	$0.08	$(1.88)	$(0.19)	$(3.16)
Net income (loss) per share attributable to common stockholders - diluted	$0.07	$(1.88)	$(0.70)	$(3.16)
Weighted-average common stock outstanding - basic	107,025,953	18,405,981	56,802,282	18,404,025
Weighted-average common stock outstanding - diluted	122,464,965	18,405,981	56,915,706	18,404,025

Other comprehensive income (loss):
Foreign currency translation adjustments	937	(203)	563	(378)
Comprehensive income (loss)	$9,777	$(34,838)	$(10,513)	$(58,452)
See accompanying notes to the unaudited condensed consolidated financial statements.

FACTORIAL ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(In thousands, except share data)

	Redeemable Convertible Preferred Stock $0.00001 Par Value		Series A Common Stock $0.00001 Par Value		Series B Common Stock $0.00001 Par Value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2025, as recast for the reverse recapitalization	67,314,957	$249,652	2,973,957	$—	15,512,742	$2	$34,625	$(255,576)	$(445)	$(221,394)
Issuance of Series A Common Stock from stock option exercises	—	—	107,308	—	—	—	90	—	—	90
Stock based compensation	—	—	—	—	—	—	1,534	—	—	1,534
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(298)	(298)
Net loss	—	—	—	—	—	—	—	(8,575)	—	(8,575)
Balance, March 31, 2026	67,314,957	$249,652	3,081,265	$—	15,512,742	$2	$36,249	$(264,151)	$(743)	$(228,643)
Conversion of redeemable convertible preferred stock into Series A Common Stock	(67,314,957)	(249,652)	67,314,957	7	—	—	249,645	—	—	249,652
Issuance of common stock in connection with reverse recapitalization and PIPE Financing, net of issuance costs	—	—	21,114,279	2	—	—	123,721	—	—	123,723
Reclassification of warrant liability for Series A Common Stock from equity	—	—	—	—	—	—	(49,354)	—	—	(49,354)
Stock based compensation	—	—	—	—	—	—	1,038	—	—	1,038
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(76)	(76)
Net loss	—	—	—	—	—	—	—	(11,341)	—	(11,341)
Balance, June 30, 2026	—	$—	91,510,501	$9	15,512,742	$2	$361,299	$(275,492)	$(819)	$84,999
Issuance of Series A Common Stock from stock option exercises	—	—	37,493	—	—	—	33	—	—	33
Stock based compensation	—	—	—	—	—	—	600	—	—	600
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	937	937
Net income	—	—	—	—	—	—	—	8,840	—	8,840
Balance, September 30, 2026	—	$—	91,547,994	$9	15,512,742	$2	$361,932	$(266,652)	$118	$95,409

FACTORIAL ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(In thousands, except share data)

	Redeemable Convertible Preferred Stock $0.00001 Par Value		Series A Common Stock $0.00001 Par Value		Series B Common Stock $0.00001 Par Value		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2024, as recast for the reverse recapitalization	67,314,957	$249,652	2,888,163	$—	15,512,742	$2	$25,157	$(181,731)	$76	$(156,496)
Issuance of Series A Common Stock from stock option exercises	—	—	1,101	—	—	—	2	—	—	2
Stock based compensation	—	—	—	—	—	—	3,857	—	—	3,857
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	8	8
Net loss	—	—	—	—	—	—	—	(12,870)	—	(12,870)
Balance, March 31, 2025	67,314,957	$249,652	2,889,264	$—	15,512,742	$2	$29,016	$(194,601)	$84	$(165,499)
Issuance of Series A Common Stock from stock option exercises	—	—	3,977	—	—	—	4	—	—	4
Stock based compensation	—	—	—	—	—	—	1,749	—	—	1,749
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(182)	(182)
Net loss	—	—	—	—	—	—	—	(10,569)	—	(10,569)
Balance, June 30, 2025	67,314,957	$249,652	2,893,241	$—	15,512,742	$2	$30,769	$(205,170)	$(98)	$(174,497)
Stock based compensation	—	—	—	—	—	—	1,665	—	—	1,665
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(203)	(203)
Net loss	—	—	—	—	—	—	—	(34,635)	—	(34,635)
Balance, September 30, 2025	67,314,957	$249,652	2,893,241	$—	15,512,742	$2	$32,434	$(239,805)	$(301)	$(207,670)
See accompanying notes to the unaudited condensed consolidated financial statements.

FACTORIAL ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(11,076)	$(58,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,750	5,721
Non-cash lease expenses and amortization	1,003	890
Stock-based compensation	3,172	7,271
Financing costs related to issuance of convertible promissory notes - related parties	—	4,546
Change in fair value of convertible promissory notes	1,264	—
Change in fair value of convertible promissory notes – related parties	3,791	2,455
Change in fair value of warrant liabilities for Series B-1 and Series D redeemable convertible preferred stock	399	—
Change in fair value of warrant liability for Series A Common Stock	(28,750)	—
Loss on disposal of property and equipment	648	3
Write-down of inventory to net realizable value	1,779	—
Loss on impairment and lease termination	—	17,101
Non-cash foreign exchange gain	(443)	(302)
Other	(178)	96
Changes in operating assets and liabilities:
Receivables under collaboration agreements	(379)	577
Inventory	(2,485)	—
Prepaid expenses and other current assets	(1,958)	(64)
Other non-current assets	(334)	—
Accounts payable	(121)	391
Deferred revenue	322	—
Accrued expenses	5,478	49
Operating lease liabilities	(980)	(897)
Net cash used in operating activities	(26,098)	(20,237)
Cash flows from investing activities:
Property and equipment expenditures	(3,397)	(284)
Net cash used in investing activities	(3,397)	(284)
Cash flows from financing activities:
Proceeds received from reverse recapitalization and PIPE Financing, net of $20,064 of transaction costs	91,996	—
Issuance of convertible promissory notes, net	5,340	10,000
Proceeds from stock option exercises	123	6
Financing costs related to issuance of convertible promissory notes	—	(46)
Principal paid on finance lease liability	—	(621)
Deferred transaction costs paid	(1,335)	—
Net cash provided by financing activities	96,124	9,339
Effects of exchange rate change on cash, cash equivalents and restricted cash	(77)	(53)
Net change in cash, cash equivalents and restricted cash	66,552	(11,235)
Beginning cash, cash equivalents and restricted cash	29,772	51,421
Ending cash, cash equivalents and restricted cash	$96,324	$40,186
Supplemental disclosures:
Cash paid during the year for:
Interest	$—	$448
Leases	$1,490	$2,535

FACTORIAL ENERGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Non-cash investing and financing activities:
Reclassification of warrant liability for Series A Common Stock from equity	$(49,354)	$—
Conversion of convertible promissory notes and accrued interest - related parties into Series A Common Stock	$22,681	$—
Conversion of convertible promissory notes and accrued interest into Series A Common Stock	$6,604	$—
Conversion of warrant liabilities for Series B-1 and Series D into Series A Common Stock	$3,377	$—
Deferred transaction settled through reverse recapitalization	$1,423	$—
Contractual commitments included in prepaid expenses and other current assets and accrued expenses	$1,190	$—
The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$95,436	$36,938
Restricted cash	888	3,248
Total cash, cash equivalents and restricted cash	$96,324	$40,186
See accompanying notes to the unaudited condensed consolidated financial statements.

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
NOTE 1 — THE COMPANY
Nature of Operations
Factorial Energy Inc. (“Factorial”, the “Company”, or “we”), formerly known as Cartesian Growth Corporation III (“CGC”), is a developer and manufacturer of advanced battery energy storage technologies and solid-state battery (“SSB”) technology. The technologies developed are expected to create batteries for aerospace, automotive, and other high-performance applications.
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
Basis of Presentation
The accompanying interim condensed consolidated financial statements and notes to the condensed consolidated financial statements have been prepared in accordance with accounting standards generally accepted in the United States of America (“U.S. GAAP”) for interim financial information as organized in the Accounting Standards Codification (“ASC”) administrated by the Financial Accounting Standards Board (“FASB”). The accompanying interim Condensed Consolidated Balance Sheet as of September 30, 2026, the interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2026 and 2025, and the interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in management’s opinion, include adjustments consisting of only normal recurring adjustments, excluding the de-SPAC Transaction described in Note 3 - Reverse Recapitalization, necessary for the fair statement of the Company’s financial position as of September 30, 2026 and its result of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
However, Factorial believes that its cash on hand, including the net proceeds from the de-SPAC and PIPE Proceeds, will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing. Accordingly, management has concluded that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated. Factorial may, however, need additional cash resources due to continued use of cash to fund operations, including unanticipated delays in negotiations with Original Equipment Manufacturers (“OEMs”) and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, regulatory or permitting developments, and increases in demand for Factorial’s battery cells that accelerate its cash requirements, as Factorial’s costs associated with such products currently exceed the related revenue, among other possible developments. To the extent that Factorial’s current resources are insufficient to satisfy its cash requirements, Factorial may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than Factorial expects, Factorial may be forced to decrease its level of investment in product development or scale back its operations.
Correction of Immaterial Error
See Note 15, Net income (loss) per common share, for a description of an immaterial error identified in the weighted average shares outstanding used to calculate basic and diluted net loss per share for the three and six months ended June 30, 2026.
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

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
For the three months ended September 30, 2026, and 2025, the Company recognized approximately $2.6 million and $0.1 million, respectively, and for the nine months ended September 30, 2026 and 2025, the Company recognized $6.2 million and $0.3 million, respectively, in expense reimbursements from arrangements, which are recorded net within research and development expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss).
In February 2026, the Company entered into a new development agreement with PowerCo SE (“PowerCo”). The development agreement has various terms and conditions and has a term of fifteen months; however, PowerCo has the right to terminate under certain conditions. The Company entered into this development agreement for purposes of assessing its technology through evaluation and testing of its batteries. The development agreement includes up to $8.4 million of milestone-based payments for the performance of research and development services.
In January 2026, the Company entered into a partnership agreement with a note holder as further described in Note 9- Convertible Promissory Notes. The partnership agreement includes up to $0.9 million of consideration for the performance of research and development services to the note holder.
The Company periodically enters into new development agreements with partners in industries such as aerospace, automotive, and other high-performance applications. The development agreements have various terms, conditions, and term lengths. The Company enters into these development agreements for the purpose of assessing its technology through evaluation and testing of its batteries.
Deferred Transaction Costs
The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to transaction costs. Prior to the completion of the transaction (potential business combination with Cartesian Growth Corporation III), direct transaction costs are capitalized as deferred transaction costs. If the transaction is completed, the deferred transaction costs are charged to additional paid-in capital and offset the proceeds received from the potential business combination. As of September 30, 2026, the Company has completed the Merger, and all deferred transaction costs have been recognized.
Convertible Promissory Notes, Fair Value
In August 2025, the Company entered into Convertible Promissory Note Agreements with existing investors (“August 2025 Notes” or “Convertible Promissory Notes – Related parties”) where they can receive a total of $10.0 million. In January 2026, the Company entered into Note Purchase Agreements and a Convertible Promissory Note Agreement pursuant to which it could receive proceeds up to $5.3 million (the “January 2026 Notes” or “Convertible Promissory Notes”) from new investors. The Company determined that it is eligible for the fair value option election in connection with the Convertible Promissory Notes – Related Parties and the Convertible Promissory Notes. Both the Convertible Promissory Notes – Related Parties and the Convertible Promissory Notes meet the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC Topic 825 Financial Instruments (“ASC 825”). At the date of issuance, the fair value of the Convertible Promissory Notes – Related Parties and Convertible Promissory Notes were derived using the scenario-based method (“SBM”) as further described in Note 4 – Fair Value Measures. The fair value option election was made to enhance the relevance and transparency of information presented related to the features embedded in the Convertible Promissory Notes.
Changes in the fair value of the Convertible Promissory Notes – Related Parties and the Convertible Promissory Notes are recorded as gains or losses in the Company’s consolidated statements of operations and comprehensive income (loss) within other (expense) income, net, until the date of the Merger. At the Closing Date, all convertible promissory notes and accrued interest were exchanged as part of the de-SPAC Transaction, see Note 3 – Reverse Recapitalization, Note 4 – Fair Value Measures, Note 8 - Convertible Promissory Notes – Related Parties, and Note 9 - Convertible Promissory Notes, for further details.
Inventory and Inventory Valuation
Inventory consists of work-in-progress and finished goods and is stated at the lower of cost or net realizable value (“NRV”), with cost determined using the average cost method. Inventory costs include materials and supplies used in production, direct labor, and allocated manufacturing overhead, including depreciation and other indirect manufacturing costs. NRV is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company records write-downs for inventory whose carrying value exceeds

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
NRV and for estimated excess, obsolete, or damaged inventory. Once inventory is written down, a new cost basis is established and is not subsequently increased.

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
For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of warrants classified as liabilities are recognized as a non-cash gain or loss on Company’s condensed consolidated statements of operations and comprehensive income (loss) within other (expense) income, net.
Series B-1 and Series D Warrants
Series B-1 and Series D Warrants for the purchase of shares of redeemable convertible preferred stock are classified as liabilities on the condensed consolidated balance sheets at fair value upon issuance because the underlying shares of redeemable convertible preferred stock are redeemable outside of the control of Company. The initial liability recorded is adjusted for changes in the fair value at each reporting date and recorded as other income/expense in the accompanying Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company continued to adjust the convertible preferred stock warrant liability for changes in fair value until the exercise of the warrants, at which time the liability was reclassified to redeemable convertible preferred stock, and is reflected in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The redeemable convertible preferred stock warrant liabilities increased or decreased each period based on the fluctuations of the fair value of the underlying security.
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
Public and Private Warrants
The Company accounts for the Public Warrants and Private Warrants (as defined below) in accordance with U.S. GAAP, under which the 13,800,000 redeemable public warrants for Series A Common Stock (“Public Warrants”) and 6,800,000 redeemable private placement warrants for Series A Common Stock (the “Private Warrants”) were issued by CGC in connection with its initial public offering. Upon completion of the Merger, such warrant agreements were amended and remained outstanding as warrants of the Company. The Company evaluated the amended terms of the Public Warrants and concluded that equity classification remains appropriate. The amended terms of the Private Warrants provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and, because the holder of a Private Warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision precluded the Private Warrants from being classified in equity. Accordingly, the Company reclassified the Private Warrants from equity to a liability and measured the Private Warrants at fair value. At the end of each reporting period, the Company will adjust the fair value of the Private Warrants using a Black-Scholes option pricing model whereby the expected volatility was estimated based on the historical volatility of a group of comparable publicly traded companies over a period commensurate with the expected remaining term of the warrants, as the Company’s common stock and Public Warrants do not have sufficient trading history to estimate volatility on a stand-alone basis.

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
Revenue Recognition
The Company recognizes revenue within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Revenue is recognized once the Company has satisfied the performance obligations and the customer obtains control of the goods at a point in time based on the shipping terms, under the revenue recognition criteria. Revenue is recognized in an amount that reflects the consideration for the corresponding performance obligations for the battery cells or battery pack products transferred.
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
•The number of shares of Legacy Factorial Common Stock set forth in the above gave effect to:
◦The conversion of each outstanding convertible debt instrument including accrued interest (including the Convertible Promissory Notes - Related Parties and Convertible Promissory Notes (together the “Legacy Factorial Convertible Notes”)) into Legacy Factorial Common Stock pursuant to its terms, see Note 8 - Convertible Promissory Notes - Related Parties and Note 9 - Convertible Promissory Notes for details;
◦The conversion of each issued and outstanding share of Series A-1, Series A-2, Series B-1, Series C-1, Series C-2, and Series D redeemable convertible preferred stock (together the “Legacy Factorial Preferred Stock”) into a number of shares of Legacy Factorial Common Stock in accordance with the terms of Section 5.1 of the Factorial Certificate of Incorporation in effect immediately prior to the Merger Effective Time; and
◦The conversion of each issued and outstanding Series B-1 and Series D warrants (together the “Legacy Factorial Warrants”) into a number of shares of Legacy Factorial Common Stock in accordance with the terms of the corresponding warrant agreements, see Note 13 - Warrants for details;
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
•Each outstanding and unexercised vested and unvested option to purchase shares of Legacy Factorial Common Stock (each, a “Legacy Factorial Option”) became a Factorial Option containing the same terms, conditions, vesting and other provisions as were historically applicable to such Legacy Factorial Options and each resulting Factorial Option became exercisable for the number of shares of Series A Common Stock equal to the Consideration Ratio multiplied by the number of shares of Legacy Factorial Common Stock subject to the Legacy Factorial Option as of immediately prior to the Merger Effective Time, rounded down to the nearest whole share, at an exercise price equal to the per share exercise price of the Legacy Factorial Option divided by the Consideration Ratio, rounded up to the nearest whole cent; and
•Each restricted stock unit award with respect to Legacy Factorial Common Stock (each, a “Legacy Factorial RSU”) that was outstanding was cancelled in exchange for a restricted stock unit award with respect to Series A Common Stock (“Factorial RSU”) under the Factorial Energy Inc. 2026 Equity Incentive Plan (the “2026 Plan”) containing the same terms, conditions, vesting and other provisions as were historically applicable to such Legacy Factorial RSU, and each resulting Factorial RSU will settle into a number of shares of Series A Common Stock equal to a number of shares of Series A Common Stock as set forth on an allocation schedule, rounded down to the nearest whole share.
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
(6)Amount includes 62,118 shares of Series A Common Stock issued to Cantor pursuant to the financial advisor engagement letter as outlined in the Company’s post-effective amendment to the Registration Statement on Form S-4 filed on June 11, 2026.

NOTE 4 — FAIR VALUE MEASURES
The Company’s financial assets are subject to fair value measurements on a recurring basis. The following table presents information about the Company’s financial assets and liabilities measured at fair value and the level of input utilized to determine such fair values (in thousands):

	Fair value measurements as of September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Money market (included in cash and cash equivalents)	$79,258	$79,258	$—	$—
Money market (included in restricted cash)	888	888	—	—
Total Assets	$80,146	$80,146	$—	$—
Liabilities:
Warrant liability for Series A Common Stock	$20,604	$—	$—	$20,604
Accrued private issuance liability (included in accrued expenses)	634	634	—	—
Total Liabilities	$21,238	$634	$—	$20,604

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
Level 3 Financial Instruments
The following table sets forth a summary of the changes in the estimated fair value of the Company’s warrants for Series A Common Stock, redeemable convertible preferred stock warrants, and convertible promissory note, which represents financial instruments with valuations classified as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gain or loss in the table below includes changes in fair value due in part to observable factors that are part of the Level 3 methodology recognized in the condensed consolidated statements of operations and comprehensive income (loss) as a component of other income (expense), net as appropriate (in thousands):

	Warrant Liabilities			Convertible Promissory Notes
	Series B-1	Series D	Warrants for Series A	Related Party Notes	Notes
December 31, 2025	$608	$2,770	$—	$18,889	$—
Reclassification of Warrant liability for Series A Common Stock from equity to liability	—	—	49,354	—	—
Issuance of convertible promissory notes	—	—	—	—	5,340
Change in fair value 1	137	262	(28,750)	3,791	1,264
Conversion to shares of Series A Common Stock	(745)	(3,032)	—	(22,680)	(6,604)
September 30, 2026	$—	$—	$20,604	$—	$—
1 Upon the closing of the Merger, the conversion price and number of shares issuable for the Series B-1 Warrants, Series D Warrants, Convertible Promissory Notes – Related Parties, and Convertible Promissory Notes were determined based on the price per share paid in the Merger, an observable input, rather than the unobservable inputs used in the PWERM for the warrants and the SBM for the convertible promissory notes as of December 31, 2025. Accordingly, no further Level 3 fair value estimate was required at the conversion date; the final fair value was determined directly from the Merger's per-share price applied to the conversion formula set forth in Note 8 – Convertible Promissory Notes - Related Parties.
Upon the completion of the Company’s Merger in June 2026, warrants exercised for redeemable convertible preferred stock and convertible promissory notes were automatically exchanged for shares of Series A Common Stock based on the

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
Consideration Ratio. See Note 8 – Convertible Promissory Notes - Related Parties, Note 9 - Convertible Promissory Notes, and Note 13 – Warrants for further details.
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
As of September 30, 2026, the fair value of outstanding Private Warrants of approximately $20.6 million is recorded as warrant liability. The following table presents the changes in the fair value of warrant liability:

September 30, 2026
Warrant liability for Private Placement as of December 31, 2025	$—
Reclassification of Warrant liability for Series A Common Stock from equity to liability	49,354
Change in fair value	(28,750)
Warrant liability for Private Placement as of September 30, 2026	$20,604
As of the issuance date, the fair value of the Private Warrants was estimated using the following assumptions:

June 5, 2026
Exercise price	$11.50
Share price	$11.90
Volatility	68.5%
Remaining contractual term	4.99
Risk Free Rate	4.25%
Dividend yield	—%
As of September 30, 2026, the fair value of the Private Warrants was estimated using the following assumptions:

September 30, 2026
Exercise price	$11.50
Share price	$6.34
Volatility	71.2%
Remaining contractual term	4.67
Risk Free Rate	5.0%
Dividend yield	—%
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
The assumptions used in determining the fair value of the January 2026 Notes under the SBM were as follows:

January 26, 2026
SPAC Exit Scenario	80%
Qualified Financing Scenario	10%
Dissolution Scenario	10%
Expected life	0.68
Assumed discount rate	20%

NOTE 5 — INVENTORY
Inventory consists of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Work in progress	$15	$—
Finished goods	792	—
Total	$807	$—
The Company wrote-down inventory to NRV and incurred losses reflected in cost of revenues on the unaudited condensed consolidated statements of operations and comprehensive income (loss) of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total	$1,779	$—	$1,779	$—

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment, net consists of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Leasehold improvements	$10,151	$10,680
Machinery and equipment	17,389	16,315
Furniture and fixtures	408	419
Computer and software	221	216
Buildings	1,311	1,227
Building Fixtures	1,419	1,206
Land	3,611	3,382
Advances on purchases of property and equipment*	2,902	632
Total	$37,412	$34,077
Accumulated depreciation	(15,158)	(12,801)
Total	$22,254	$21,276
*Advances on purchases of property and equipment are payments made before the related asset (such as machinery and equipment) are delivered and are not depreciated until the asset is placed in service.
Depreciation expense related to property and equipment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total	$948	$1,129	$2,750	$5,100

NOTE 7 — ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Accrued compensation and benefits	$1,023	$760
Accrued legal and professional	1,712	239
Accrued transaction costs	—	1,423
Accrued other	476	559
Accrued legal judgment	4,495	—
Total accrued expenses	$7,706	$2,981

NOTE 8 — CONVERTIBLE PROMISSORY NOTES - RELATED PARTIES
On August 1, 2025, the Company entered into the August 2025 Notes where they can receive a total of $10.0 million. The August 2025 Notes, were issued to related parties with initial principal balances as follows, Stellantis $2.0 million, Mercedes-Benz $2.0 million, and Gatemore Capital Management controlled entities $6.0 million. The August 2025 Notes bore interest of 15% per annum, compounded monthly, and had a maturity date of August 1, 2028. The accrued interest balance was included in the fair value estimate of the August 2025 Notes liability. No payments were due until maturity. The August 2025 Notes principal and interest were convertible into the most senior preferred security at the time of conversion. The August 2025 Notes provided the holders with certain conversion features including: a mandatory

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
conversion upon a qualified financing event, an optional conversion upon a non-qualified financing event and an optional conversion upon an acquisition of the Company.
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

NOTE 9 — CONVERTIBLE PROMISSORY NOTES
During January 2026, the Company issued the January 2026 Notes pursuant to which it could receive proceeds up to $5.3 million. The January 2026 Notes bore interest of 5% per annum and had maturity dates of either August 1, 2028 or January 1, 2029. The January 2026 Notes provided the holders with certain conversion features including: a mandatory conversion upon a qualified financing event, an optional conversion upon a non-qualified financing event and an optional conversion upon an acquisition of the Company.
Concurrently with the issuance of the January 2026 Notes, the Company entered into a partnership agreement with a note holder. Pursuant to the partnership agreement, the Company could receive up to $2.2 million in total consideration. The deliverables of the partnership agreement coincided with payments to the Company on the convertible note. Deliverables under the partnership agreement were aligned with, and contingent upon, funding milestones under the convertible note, which provided for up to $1.3 million in aggregate principal funding to the Company of which $1.3 million of proceeds have been received as of September 30, 2026. The note holder had the option to request funding in part or in full. In addition, the partnership agreement includes up to $0.9 million of consideration for the performance of research and development services to the note holder.
Upon the consummation of the Merger, all principal and accrued interest in respect to the January 2026 Notes was automatically converted into 633,988 shares of Series A Common Stock at price of $10.06 per share for a value of $6.6 million (share figure was 172,823 shares prior to the application of the merger exchange ratio in the Merger, which was closed on June 5, 2026).

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Leases
The Company’s leases include various operating leases for offices, laboratory space, and storage space, expiring at various dates through November 2032. Many leases include one or more options to renew. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably certain. During July 2025, the Company decided to terminate the finance lease for the facility in Methuen, Massachusetts in October 2025. The termination triggered an impairment analysis, which resulted in the recognition of a $17.1 million impairment charge for

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
the three and nine months ended September 30, 2025. Fixed rent generally escalates each year, and the Company is responsible for a portion of the landlords’ operating expenses such as property tax, insurance, and common area maintenance. For additional information, please read Note 8 - Commitments and Contingencies, to the audited financial statements included in the Company’s audited annual consolidated financial statements for the year ended December 31, 2025, included in the proxy statement/prospectus filed by CGC on May 6, 2026.
Private Issuance
The Company entered into an agreement with Clear Street LLC (“Clear Street”) in June 2026, pursuant to which Clear Street agreed to act as capital markets advisor to the Company for a term of twelve months. As consideration for these services, the agreement provides for the issuance to Clear Street of 100,000 shares of the Company’s Series A Common Stock. As of September 30, 2026, certain awards covering 100,000 shares of common stock remained subject to pending authorization of the underlying shares. Because the grant-date criteria under ASC Topic 718, Compensation—Stock Compensation (“ASC 718”) had not been satisfied, the awards were accounted for as liability-classified awards and remeasured to fair value at September 30, 2026. As of September 30, 2026, the Company has recorded a $0.6 million liability within accrued expenses on the Company’s condensed consolidated balance sheet. The liability is subject to remeasurement under ASC 718 until the shares are authorized and issued. For the three and nine months ended September 30, 2026, the change in fair value was $0.5 million and $0.6 million, respectively, recorded within other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss).
Legal Proceedings
From time to time, the Company may be subject to legal claims or be party to legal proceedings arising in the normal course of business. While the outcome of such claims or proceedings cannot be predicted with certainty, except as described below, the Company’s management expects that any such liabilities, to the extent not provided for by insurance or otherwise, would not have a material effect on the Company’s financial condition, results of operations or cash flows.
The Company was party to an arbitration, initiated on March 14, 2025, before the International Centre for Dispute Resolution. A hearing was conducted in June 2026, and post-hearing submissions were made in July 2026. The arbitration was a contractual dispute in which a vendor sought $4.9 million in damages, interest, and other relief. The Company disputed the claims and asserted counterclaims. On October 7, 2026, the arbitrator issued a final judgment in favor of the vendor, requiring the Company to pay a net amount of approximately $4.5 million. As the underlying dispute and the related claims existed during the period ended September 30, 2026, the Company has recorded a $4.5 million liability within accrued expenses on the Company’s condensed consolidated balance sheet related to the award. During the three and nine months ended September 30, 2026, the Company recognized in connection with the award $4.1 million of operating expense and $0.4 million of interest expense included within other income (expense), net on the condensed consolidated statements of operations and comprehensive income (loss).

NOTE 11 — REDEEMABLE CONVERTIBLE PREFERRED STOCK
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
Immediately prior to the closing of the Merger, all outstanding shares of Preferred Stock automatically converted into an equivalent number of shares of Legacy Factorial common stock on a one-to-one basis. As the conversion occurred pursuant to the Preferred Stock's original terms rather than as a result of a deemed liquidation event, no accretion to redemption value was recognized in connection with the conversion, and the Company recognized no gain or loss upon conversion. The aggregate carrying value was $249.7 million, which was unchanged from December 31, 2025, was reclassified into stockholders’ deficit on our condensed consolidated balance sheet.
Following the conversion, and in connection with the Merger, the converted shares of Legacy Factorial common stock were converted into shares of the Series A Common Stock at the Consideration Ratio (as defined in Note 3 — Reverse Recapitalization). As a result, no shares of Preferred Stock remain authorized, issued, or outstanding as of September 30, 2026, and the Company has no shares of preferred stock designated or outstanding as of that date.

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
The following table summarizes activity related to the Preferred Stock for the nine months ended September 30, 2026:

	Shares Outstanding as of	Conversion	Factorial
	December 31, 2025	Ratio	Shares Issued
Series A-1	1,234,568	3.6684	4,528,900
Series A-2	2,362,204	3.6684	8,665,524
Series B-1	2,718,539	3.6684	9,972,682
Series C-1	3,570,724	3.6684	13,098,851
Series C-2	2,513,698	3.6684	9,221,245
Series D	5,950,204	3.6684	21,827,755
Total	18,349,937		67,314,957
NOTE 12 — STOCKHOLDERS' EQUITY
Common Stock
In May 2026, in connection with the de-SPAC Transaction, the Company filed a new certificate of incorporation, which authorized the issuance of up to 750,000,000 shares, which shall consist of two classes as follows: 650,000,000 shares designated as common stock, par value $0.00001 per share, which is subdivided into two series consisting of 600,000,000 shares designated as Series A Common Stock and 50,000,000 shares designated as Series B Common Stock; and 100,000,000 shares designated as preferred stock, par value $0.00001 per share.
Each share of Series A Common Stock entitles the holder to one vote, and each share of Series B Common Stock entitles the holder to 10 votes, on all matters submitted to a vote of the Company’s stockholders.
NOTE 13 — WARRANTS
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
Upon the consummation of the Merger, the Series B-1 warrants were exercised cashless for 71,559 shares of Series A Common Stock (share figure was 19,930 shares prior to the application of the merger exchange ratio in the Merger, which was closed on June 5, 2026).
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

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
Simultaneously, with the Merger and related transactions described in Note 3 — Reverse Recapitalization, all outstanding warrants at that time were converted from warrants to acquire CGC Class A Shares to warrants to acquire Series A Common Stock (the “Warrants”). An amended and restated warrant agreement was entered into contemporaneously with the business combination closing on the Closing Date to reflect the post-combination entity, share-class and updated terms. The post-combination Warrant quantity, exercise price, and holders did not change for any of the warrant classes as of the Closing Date.
Public Warrants
As of September 30, 2026, 13,800,000 Public Warrants were outstanding: there were no exercises or issuances during 2026. Each whole Public Warrant entitles the holder to purchase one share of Series A Common Stock at a price of $11.50 per share beginning on July 5, 2026, subject to restrictions as described further. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued. The Public Warrants will expire on June 5, 2031 or earlier upon redemption or liquidation. Public Warrant holders do not have the rights or privileges of holders of Series A Common Stock nor any voting rights until they exercise their warrants and receive shares of Series A Common Stock.
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
As of September 30, 2026, the value of outstanding Public Warrants of $3.1 million was recorded in additional paid-in capital. This amount reflects the relative fair value allocated to the Public Warrants at original issuance in 2025 and has not been remeasured, consistent with their continuing equity classification. The amendment to the Public Warrants did not result in any incremental fair value, as it was determined to be a non-substantive equity-to-equity modification.
Private Warrants
At September 30, 2026, 6,800,000 Private Warrants were outstanding. The Private Warrants are identical to the Public Warrants, except that so long as they are held by the Sponsor or any of its permitted transferees:
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
NOTE 14 — STOCK BASED COMPENSATION
Stock-based compensation expense for the three and nine months ended September 30, 2026, and 2025 was classified in the Company’s condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$115	$178	$456	$743
Selling, general and administrative	485	1,487	2,716	6,528
Total	$600	$1,665	$3,172	$7,271
Share options
During the nine months ended September 30, 2026, the Company granted stock options for the purchase of 123,181 shares of Series A Common Stock with a weighted average exercise price of $6.94 per share and a weighted average grant-date fair value of $4.34 per share. As of September 30, 2026, the unrecognized compensation cost related to outstanding stock options was $7.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
NOTE 15 — NET INCOME (LOSS) PER COMMON SHARE
Basic income (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted‑average number of shares of common stock outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive securities. The dilutive effect of the Private Warrants and stock options is computed using the “treasury stock” method, and the dilutive effect of restricted stock units is computed using the contingently issuable share method. When the Private Warrants are included in the computation of diluted net income (loss) per share, the change in their fair value recognized in earnings is removed from the numerator so that the numerator is consistent with the assumed settlement in shares, and the incremental shares are added to the denominator. No numerator adjustment is made in periods in which the Private Warrants are excluded. For the three months ended September 30, 2026, the Private Warrants and Public Warrants were excluded because the average market price of the Company’s Series A Common Stock was below the $11.50 exercise price. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic EPS:
Numerator:
Net income (loss)	$8,840	$(34,635)	$(11,076)	$(58,074)

Denominator:
Weighted average number of shares of common stock outstanding	107,025,953	18,405,981	56,802,282	18,404,025

Diluted EPS:
Numerator:
Net income (loss)	$8,840	$(34,635)	$(11,076)	$(58,074)
Adjust for: Change in fair value of Private Warrant liability	—	—	(28,750)	—
Adjusted net income (loss)	$8,840	$(34,635)	$(39,826)	$(58,074)

Denominator:
Weighted average number of shares of common stock outstanding	107,025,953	18,405,981	56,802,282	18,404,025
Dilutive effect of warrants - treasury stock method	—	—	113,424	—
Dilutive effect of options - treasury stock method	15,439,012	—	—	—
Weighted average diluted shares of common stock outstanding	122,464,965	18,405,981	56,915,706	18,404,025

Basic earnings (loss) per share:	$0.08	$(1.88)	$(0.19)	$(3.16)

Diluted earnings (loss) per share:	$0.07	$(1.88)	$(0.70)	$(3.16)

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
The following common stock equivalents were excluded from the calculation of diluted loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series A-1 redeemable convertible preferred stock	—	4,528,900	—	4,528,900
Series A-2 redeemable convertible preferred stock	—	8,665,524	—	8,665,524
Series B-1 redeemable convertible preferred stock	—	9,972,682	—	9,972,682
Series C-1 redeemable convertible preferred stock	—	13,098,851	—	13,098,851
Series C-2 redeemable convertible preferred stock	—	9,221,245	—	9,221,245
Series D redeemable convertible preferred stock	—	21,827,755	—	21,827,755
Series B-1 and Series D redeemable convertible preferred stock warrants	—	1,084,228	—	1,084,228
Private Warrants	6,800,000	—	—	—
Public Warrants	13,800,000	—	13,800,000	—
Options to purchase Series A Common Stock	88,944	18,180,825	19,411,897	18,180,825
Restricted stock units	5,041,925	5,190,513	5,041,925	5,190,513
Correction of Previously Issued Condensed Consolidated Financial Statements
During the quarter ended September 30, 2026, the Company identified an error in the weighted average shares outstanding used to calculate basic and diluted net loss per share for the three and six months ended June 30, 2026. The weighted average shares did not include the shares issued in connection with the Business Combination for the period from June 5, 2026 through June 30, 2026. This correction has no impact on the Company’s net loss or on any other amount in the Company’s previously issued condensed consolidated financial statements. The Company concluded that the error was not material to any previously issued financial statements, and the affected amounts will be revised when the three and six months ended June 30, 2026 are presented in future filings.
The following table summarizes the effect of the correction on each affected line item for the periods indicated (in thousands, except share and per share information):

	As Previously Reported	Adjustment	As Revised
Three months ended June 30, 2026
Net loss	$(11,341)	$—	$(11,341)
Net loss per share, basic	$(0.61)	$0.35	$(0.26)
Adjusted net loss	$(16,079)	$—	$(16,079)
Net loss per share, diluted	$(0.85)	$0.49	$(0.36)
Weighted average number of shares of common stock outstanding	18,594,006	25,265,497	43,859,503
Weighted average diluted shares of common stock outstanding	18,934,279	25,265,497	44,199,776

Six months ended June 30, 2026
Net loss	$(19,916)	$—	$(19,916)
Net loss per share, basic	$(1.07)	$0.43	$(0.64)
Adjusted net loss	$(24,654)	$—	$(24,654)
Net loss per share, diluted	$(1.32)	$0.54	$(0.78)
Weighted average number of shares of common stock outstanding	18,571,685	12,702,543	31,274,228
Weighted average diluted shares of common stock outstanding	18,742,761	12,702,543	31,445,304

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
NOTE 16 — SEGMENT INFORMATION
The Company conducts business as a single operating segment. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, and how that information is used to make operating decisions, allocate resources, and assess performance. The Company’s CODM is the chief executive officer. The results of operations provided to and analyzed by the CODM are at the consolidated level which is the level that the CODM manages the business, allocates resources, makes key resource decisions, and assesses performance. The CODM does not include expenses that occur during the period outside the normal course of business such as legal judgments or loss and impairment on leases charges.
The key measure of segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s net income (loss). The table below shows a reconciliation of the Company’s net income (loss), including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total net income (loss) in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	26	—	26	—
Cost of revenues(1)	1,831	—	1,831	—
Gross loss	(1,805)	—	(1,805)	—
Operating expenses
Reimbursement from JDAs and others	$(2,628)	$(43)	$(6,236)	$(291)
Payroll expense	5,586	5,379	17,326	19,461
Professional service expense	3,156	654	7,100	1,933
Research and development expense	1,374	1,224	3,924	2,752
Occupancy expense	1,126	1,592	3,024	4,605
Depreciation expense	948	1,129	2,750	5,100
Other operating expense	1,001	508	2,127	1,407
Total operating expense	$10,563	$10,443	$30,015	$34,967
Loss from operations	$(12,368)	$(10,443)	$(31,820)	$(34,967)
Total other income (expense), net	25,275	(7,091)	24,811	(6,006)
Other segment items(2)	$(4,067)	$(17,101)	$(4,067)	$(17,101)
Net income (loss)	$8,840	$(34,635)	$(11,076)	$(58,074)
(1) Cost of revenues includes an inventory write-down to NRV of $1.8 million for the three and nine months ended September 30, 2026.
(2) Other segment items include the legal judgment of $4.1 million for the three and nine months ended September 30, 2026 and a loss and impairment on lease termination of $17.1 million for the three and nine months ended September 30, 2025.
Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets with particular emphasis on the Company’s available liquidity, including its cash and cash equivalents reduced by current liabilities. All long-lived assets are maintained in, and all income and losses are attributable to the United States of America and South Korea.
NOTE 17 — RELATED PARTY TRANSACTIONS
Collaboration Arrangements
Uwe Keller, a member of the Company’s Board of Directors, is employed by Mercedes-Benz who is an investor in the Company’s Series A Common Stock. For the three and nine months ended September 30, 2026, and the three months ended September 30, 2025, the Company recognized no expense reimbursements for the services provided under the JDA with Mercedes-Benz. For the nine months ended September 30, 2025, the Company recognized $0.1 million in expense

FACTORIAL ENERGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share data)
reimbursements for the services provided under the JDA with Mercedes-Benz, which are recorded net within research and development expenses on the condensed consolidated statements of operations and comprehensive income (loss). There were no amounts due from Mercedes-Benz as of September 30, 2026, and December 31, 2025.
Jon Nelson, a member of the Company’s Board of Directors, is employed by Stellantis who is an investor in the Company’s Series A Common Stock. For the three and nine months ended September 30, 2026, the Company recognized an insignificant amount in expense reimbursements for the services provided under the JDA with Stellantis. For the three and nine months ended September 30, 2025, the Company recognized no expense reimbursements for the services provided under the JDA with Stellantis. There were nominal amounts due from Stellantis as of September 30, 2026. Amounts due from Stellantis totaled $1.0 million which are included in receivables under collaboration agreements on the condensed consolidated balance sheets as of December 31, 2025.
In August 2025, the Company modified its existing JDA with Stellantis. The modified JDA required the Company to make a $2.0 million payment to Stellantis for services related to the production and testing of a demo fleet, offsetting an investment of an equal amount in the purchase of August 2025 Notes described in Note 8 - Convertible Promissory Notes - Related Parties above. The Company and Stellantis jointly developed a production timeline as outlined in the agreement, which includes deliverables of Stellantis to the Company through June 2027 such as, module and pack safety reports, battery management system results, installation and retrofitting of test cells, and validation results of the demo fleet. In December 2025, the Company prepaid $2.0 million to Stellantis for these services. As of September 30, 2026, and December 31, 2025, there was $0.5 million and $1.0 million included in prepaid expenses and other current assets, and an insignificant amount included in other non-current assets, respectively, on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2026, $0.2 million and $0.6 million was recognized as part of the agreement and is included in research and development expenses on the condensed consolidated statements of operations and comprehensive income (loss).
Consulting Arrangements
In March of 2020, the Company entered into a consulting services agreement with Joseph Taylor who also serves as Executive Chairman of the Company’s Board of Directors. In June of 2026 Joseph Taylor became Executive Chairman of the Company's Board Directors and the consulting arrangement was terminated. For the three months ended September 30, 2025, the Company incurred less than $0.1 million, and for the nine months ended September 30, 2026 and 2025, the Company incurred $0.2 million and $0.1 million, respectively, in expenses for consulting services provided by Joseph Taylor recorded within selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss). Amounts due to Joseph Taylor totaled $0.2 million as of December 31, 2025, and are included in accounts payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Factorial Energy Inc. (“Factorial Energy,” “Factorial,” ”Company,” “we” “our” or “us”) should be read together with the audited annual financial statements of Factorial Inc. (“Legacy Factorial”), our predecessor reporting entity, for the years ended December 31, 2025 and 2024 which are included in the proxy statement/prospectus dated as of, and filed with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b) on, May 6, 2026 (the “Proxy Statement/Prospectus”) beginning on Page F-25, and Factorial Energy’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements reflecting our current expectations, estimates, and assumptions concerning events and financial trends that may affect our future operating results or financial position. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in this Quarterly Report.
Overview
Factorial, a US-based leader in solid-state battery technology, develops next generation battery technology for planned use by drone, roadgoing vehicles, mobile robots, energy storage, and other demanding applications. Our FEST® cells are designed to meet the demands of the high-power market and, relative to conventional Li-ion batteries, deliver lighter weight, smaller size, longer life, and faster charging, in each case meeting or exceeding conventional batteries in each of these key parameters we believe are valued by end users. In addition, for some of our customers whose applications do not need all of the benefits of our solid-state technology, we develop batteries that combine a lithium metal anode and a liquid electrolyte. Such batteries provide some of the improved size, weight and duration of our solid-state battery technology at a lower cost and faster timeline to production.
Factorial is a development stage company that has not generated material revenue to date. For the three and nine months ended September 30, 2026, Factorial had net income of approximately $8.8 million and a net loss of $11.1 million, with cash used in operations of $14.7 million and $26.1 million, respectively, and an accumulated deficit of approximately $266.7 million as of September 30, 2026.
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

Basis of Presentation
Factorial currently conducts its business through one operating segment. As a development stage company with nominal commercial operations, Factorial’s activities to date have been limited and were conducted primarily in the United States and Korea and its historical results are reported under U.S. GAAP and in U.S. dollars. Factorial’s Korean subsidiary’s functional currency is the Korean Won. Upon commencement of material commercial operations, Factorial expects to expand its global operations substantially, including in the United States, Asia, and the European Union, and as a result Factorial expects its future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in its historical financial statements.
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
Revenues
To date, Factorial has produced revenue through the production and delivery of cells to customers in the aerospace industry.
Cost of Revenues
Factorial is a development stage company and is in the early stages of commercializing our technology. Factorial expects the majority of the costs of revenues will initially be driven by labor, overhead, logistics, and direct material expenses related to the production of cells as well as costs incurred in excess of the NRV of certain inventory.
Research and Development Expense
To date, Factorial’s research and development expenses have consisted primarily of personnel-related expenses for scientists, engineers and technicians as well as costs associated with the expansion and ramp up of our engineering facility in the United States and South Korea, including the material and supplies to support the product development and process engineering efforts. As Factorial ramps up its engineering operations to complete the development of its battery technology and required process engineering to meet cost targets, Factorial anticipates that research and development expenses will increase significantly for the foreseeable future as Factorial expands its hiring of scientists, engineers, and technicians and continues to invest in additional plant and equipment for product development (e.g. multi-layer cell stacking, packaging and engineering), building prototypes, and testing of battery cells as the team works to meet the full set of Original Equipment Manufacturers (“OEMs”) product requirements.
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
Legal Judgment
Legal judgment expense consists of a final arbitration judgment in a contractual dispute.
Loss and Impairment on Lease Termination
Loss and impairment on lease termination expense represents the result of the decision to terminate our lease agreement for our Methuen facility in October 2025.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 to the Three and Nine Months Ended September 30, 2025
The following tables set forth Factorial’s historical operating results for the periods indicated:

	Three Months Ended September 30,
	2026	2025
Revenue	$26	$—
Cost of revenues	1,831	—
Gross loss	(1,805)	—
Operating expenses:
Research and development	4,068	5,878
Selling, general and administrative	6,495	4,565
Legal judgment	4,067	—
Loss and impairment on lease termination	—	17,101
Total operating expenses	14,630	27,544
Loss from operations	(16,435)	(27,544)
Other income (expense), net:
Financing costs related to issuance of convertible promissory notes – related parties	—	(4,546)
Change in fair value of convertible promissory notes – related parties	—	(2,455)
Change in fair value of warrant liability for Series A Common Stock	24,012	—
Other income (expense), net	1,263	(90)
Total other income (expense), net	25,275	(7,091)
Income (loss) before income taxes	$8,840	$(34,635)
Income tax expense	—	—
Net income (loss)	$8,840	$(34,635)

	Nine Months Ended September 30,
	2026	2025
Revenue	$26	$—
Cost of revenues	1,831	—
Gross loss	(1,805)	—
Operating expenses:
Research and development	12,592	19,377
Selling, general and administrative	17,423	15,590
Legal judgment	4,067	—
Loss and impairment on lease termination	—	17,101
Total operating expenses	34,082	52,068
Loss from operations	(35,887)	(52,068)
Other income (expense), net:
Financing costs related to issuance of convertible promissory notes – related parties	(37)	(4,546)
Change in fair value of convertible promissory notes – related parties	(3,791)	(2,455)
Change in fair value of convertible promissory notes	(1,264)	—
Change in fair value of warrant liabilities for Series B-1 and Series D redeemable convertible preferred stock	(399)	—
Change in fair value of warrant liability for Series A Common Stock	28,750	—
Other income, net	1,552	995
Total other income (expense), net	24,811	(6,006)
Income (loss) before income taxes	$(11,076)	$(58,074)
Income tax expense	—	—
Net income (loss)	$(11,076)	$(58,074)
Revenue
Revenue increased for the three and nine months ended September 30, 2026 as a result of the sale of our first commercial drone cells.
Cost of revenues
Cost of revenues increased by $1.8 million for the three and nine months ended September 30, 2026 as a result of a $1.8 million write-down of inventory to NRV, as well as labor, overhead, and direct material costs related to the production of drone cells. There were no costs of revenues for the three and nine months ended September 30, 2025.
Research and Development
Research and development expenses decreased by $1.8 million, or 30.8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decline primarily resulted from $2.6 million of expense reimbursements from joint development partners, offset by an increase of $0.8 million of payroll and benefit costs, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Research and development expenses decreased by $6.8 million, or 35.0%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decline primarily resulted from the recognition of $6.2 million of expense reimbursements from joint development partners for the nine months ended September 30, 2026 compared to $0.3 million for the nine months ended September 30, 2025, as well as lower facility costs from the exit of our Methuen facility in October 2025.
General and Administrative
General and administrative expenses increased by $1.9 million, or 42.3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by an increase in professional fees, including legal, audit, investment banking, and advisory services. This was offset by a $1.0 million decrease in stock-based compensation expense.

General and administrative expenses increased by $1.8 million, or 11.8%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This was primarily due to:
•an increase in professional fees, including legal, audit, investment banking, and advisory services; and
•an increase in payroll and employee benefits.
This was offset by a decrease in stock-based compensation expense.
Legal Judgment
Legal judgment expense of $4.1 million for the three and nine months ended September 30, 2026 reflects a final arbitration judgment in a contractual dispute. The judgment required the Company to pay a net amount of approximately $4.5 million, which includes $0.4 million of interest expense recorded within other income (expense), net.
Loss and Impairment on Lease Termination
The loss and impairment on lease termination of $17.1 million for the three and nine months ended September 30, 2025 is a result of the decision to terminate our lease agreement for our Methuen facility in October 2025.
Financing Costs Related to Issuance of Convertible Promissory Notes
For the three months ended September 30, 2025, the Company had financing costs related to the issuance of convertible promissory notes for the issuance of $10.0 million of convertible promissory notes in August 2025.
The $4.5 million decrease in financing costs related to the issuance of convertible promissory notes for the nine months ended September 30, 2026 and 2025 was a result of the issuance of $5.3 million of convertible notes in January 2026 compared to the issuance of $10.0 million of convertible notes in August 2025.
Change in Fair Value of Convertible Promissory Notes - Related Parties
The $2.5 million increase in the change in fair value of convertible promissory notes - related parties for the three months ended September 30, 2026 compared the three months ended September 30, 2025 was a result of the conversion of all outstanding convertible promissory notes - related parties to shares of Series A common stock upon the consummation of the Merger.
The $1.3 million decrease in the change in fair value of convertible promissory notes - related parties for the nine months ended September 30, 2026 compared the nine months ended September 30, 2025 was a result of the change in fair values from the issuance of the notes in August 2025 to when they were converted to shares of Series A Common Stock upon the consummation of the Merger.
Change in Fair Value of Convertible Promissory Notes
The $1.3 million decrease in the change in fair value of convertible promissory notes for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was a result of the conversion of the January 2026 convertible promissory notes to shares of Series A Common Stock upon the consummation of the Merger.
Change in Fair Value of Series B-1 and Series D Warrant Liability
For the nine months ended September 30, 2026, we recognized a loss of $0.4 million from the change in fair value of these warrant liabilities, compared to none for the nine months ended September 30, 2025. Upon the consummation of the Merger, the Series B-1 and Series D warrants were exercised cashless for shares of Series A Common Stock.
Change in Fair Value of Warrant Liability for Series A Common Stock
The change in fair value of our warrant liability for Series A Common Stock of $24.0 million and $28.8 million for the three and nine months ended September 30, 2026 was the result of the decrease in price of our Series A Common Stock, which is an input to our valuation model, following the reclassification of these warrants.
Other Income, Net
Other income, net increased by $1.4 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to fluctuations in the effects of foreign exchange offset by interest incurred on the legal judgment.
Other income, net increased by $0.6 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to fluctuations in the effects of foreign exchange offset by a reduction of interest income.
Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sales of preferred and convertible preferred stock, equity-linked securities, and capital raised through our de-SPAC Transaction and PIPE Financing. As of September 30, 2026, our principal sources of liquidity were our cash and cash equivalents in the amount of $95.4 million. Our cash equivalents are invested primarily in U.S. Treasury money market funds.
As of the date of this filing, Factorial has yet to generate any substantive revenue from its business operations. To date, Factorial has funded its capital expenditure and working capital requirements primarily through equity as further discussed below. Factorial’s ability to successfully develop its products, scale commercial operations and expand its business will depend on many factors, including its working capital needs, the availability of equity or debt financing and, over time, its ability to generate cash flows from operations.
As of September 30, 2026, Factorial’s cash and cash equivalents amounted to $95.4 million. Factorial received net proceeds of approximately $92.0 million in connection with the Merger. In connection with the Merger, the holders of 23,051,313 CGC Class A Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.42 per share, for an aggregate redemption amount of approximately $240.1 million.
Factorial expects its capital expenditures and working capital requirements to increase materially in the near future, as it seeks to accelerate its research and development efforts and scale up the production operations with its OEM partners. Factorial expects to satisfy early demand for its solid-state battery products by expanding its existing fabrication line operations in South Korea and the United States, to support initial commercial production. During the nine months ended September 30, 2026, Factorial paid capital expenditures for such expansion of approximately $3.4 million and expects to incur a total of capital expenditures in a range of $10.0 million to $12.0 million for the fiscal year ending 2026. The expansion is expected to be completed in phases by 2028. Beyond the initial investment to expand our existing fabrication line operations in South Korea and the United States, we do not plan to build or acquire additional manufacturing facilities or incur substantial capital expenditures for the expansion of our existing facilities. Instead, as demand grows, including incremental high spec applications and gigawatt-scale ramp-up in the automotive market, we expect to scale primarily through a partner manufacturing approach.
Factorial believes that its cash on hand will be sufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing. Factorial may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, competitive pressures, regulatory or permitting developments, and increases in demand for Factorial’s battery cells that accelerate its cash requirements, as Factorial’s costs associated with such products currently exceed the related revenue, among other developments. To the extent that Factorial’s current resources are insufficient to satisfy its cash requirements, Factorial will need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than Factorial expects, Factorial will be forced to decrease its level of investment in product development or scale back its operations, which could have an adverse impact on its business and financial prospects.
Based on its current operating plan, the Company estimates that its cash and cash equivalents as of the date of this filing will be sufficient to fund its operating expenses and capital expenditure requirements into the first half of 2028. The Company has based this estimate on assumptions that may prove to be wrong and could deplete its liquid resources sooner than it currently expects.
Cash Flows
The following table provides a summary of Factorial’s cash flow data for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
Amount in thousands
Net cash used in operating activities	$(26,098)	$(20,237)
Net cash used in investing activities	(3,397)	(284)
Net cash provided by financing activities	96,124	9,339
Cash Flows from Operating Activities
Factorial’s cash flows used in operating activities to date have been primarily comprised of payroll, material and supplies, facilities expense, inventory purchases, and professional services related to research and development and general and administrative activities. As Factorial continues to ramp up hiring for technical headcounts to accelerate its developmental efforts, Factorial expects its cash used in operating activities to increase significantly before it starts to generate any material cash flows from its business.
Net cash used in operating activities for the nine months ended September 30, 2026 was $26.1 million, and was driven primarily by:
•net loss of $11.1 million
•net non-cash gain of $14.6 million, which primarily consisted of:
◦a $28.8 million decrease in fair value of warrant liability for Series A Common Stock;
◦a $5.1 million increase in fair value of our promissory notes (including related parties);
◦ a $3.2 million increase in stock-based compensation;
◦a $3.8 million increase in depreciation and amortization of non-cash lease expense; and
◦a $1.8 million write-down of inventory to NRV;
•a $2.5 million increase in inventory;
•a $2.0 million increase in prepaid expenses and other current assets; and
•a $1.0 million decrease in operating lease liabilities.
This was offset by a $5.5 million increase in accrued expenses.
Net cash used in operating activities for the nine months ended September 30, 2025 was $20.2 million, and was driven primarily by the net loss of $58.1 million and offset by non-cash expenses of $37.8 million, which primarily consisted of:
•a $17.1 million loss on impairment and lease termination;
•$7.3 million of stock-based compensation; and
•$6.6 million of depreciation expense and amortization of non-cash lease expense.
Cash Flows from Investing Activities
Factorial’s cash flows used in investing activities, to date, have been comprised of purchases of property and equipment and purchases and disposals of equipment. Factorial expects the costs to acquire property and equipment to increase in the near future as it builds pilot and sample production lines for its FEST Silicon and Solstice programs.
Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2026, and was primarily the result of purchases of property and equipment.
Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2025, and was primarily the result of purchases of property and equipment.
Cash Flows from Financing Activities
Through September 30, 2026, Factorial has financed its operations primarily through the sale of equity and equity-linked securities.
Net cash provided by financing activities was $96.1 million for the nine months ended September 30, 2026, and was primarily driven by:
•Net proceeds received from the reverse recapitalization and PIPE Financing of $92.0 million; and
•Issuance of convertible promissory notes of $5.3 million.
Offset by the payment of deferred financing costs of $1.3 million.
Net cash provided in financing activities was $9.3 million for the nine months ended September 30, 2025, and was primarily driven by the issuance of convertible notes offset by principal paid on the Methuen lease that terminated in October 2025.
Contractual Obligations and Commitments
Factorial leases its headquarters space in Billerica, Massachusetts (the “Billerica Sublease”) under a single sublease classified as an operating lease expiring on October 30, 2032. The Billerica Sublease does not contain any provision for an extension. Factorial also leased laboratory and office space in Tallahassee, Florida (the “Tallahassee Lease”) under a single lease classified as an operating lease that expired at the end of its term on February 28, 2025. Additionally, Factorial leases laboratory and storage space, which includes offices, in Woburn, Massachusetts (the “Woburn Lease”) under a single lease classified as an operating lease expiring on April 30, 2028. The Woburn Lease does not contain any provision for extension. In August 2026, Factorial’s Korean subsidiary entered into a lease for a facility in Asan, South Korea (the “Korea Lease”), under a single lease classified as an operating lease expiring on July 31, 2031. The Korea Lease contains an option to renew for one additional five-year term, subject to the lessor’s agreement on renewal terms. Finally, Factorial leased laboratory and manufacturing space, which included offices, in Methuen, Massachusetts (the “Methuen Lease”) under a single lease classified as a financing lease. The Methuen Lease was terminated on October 18, 2025. Factorial has not commenced negotiations with respect to extending the Billerica Sublease or the related lease between the applicable sublessor from whom the Company subleases such property and the ultimate lessor, but intends to do so prior to the expiration thereof.
Off-Balance Sheet Arrangements
Factorial is not a party to any off-balance sheet arrangements, as defined under SEC rules.
Critical Accounting Policies
Factorial’s financial statements have been prepared in accordance with GAAP. In the preparation of these financial statements, Factorial is required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Except for the addition of the critical accounting policy for Private Placement Warrants and critical accounting estimate related to the valuation of our warrant liability for the 6,800,000 redeemable private placement warrants for Series A Common Stock (the “Private Warrants”) described below, there have been no significant changes to our critical accounting policies in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2026 compared to those disclosed in our audited annual consolidated financial statements for the year ended December 31, 2025, included in the Proxy Statement/Prospectus.
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
Critical Accounting Estimates
Except for the addition of the critical accounting estimate related to the inventory valuation and the valuation of our warrant liability for Private Warrants described below, there have been no significant changes to our critical accounting estimates in the preparation of our condensed consolidated financial statements during the three and nine months ended September 30, 2026 compared to those disclosed in our audited annual consolidated financial statements for the year ended December 31, 2025, included in the Proxy Statement/Prospectus. Our warrant liability for Series A Common Stock was recorded in connection with the Merger and did not exist as of December 31, 2025; accordingly, it was not identified as a critical accounting estimate in the Proxy Statement/Prospectus.
Inventory Valuation
Inventory is stated at the lower of cost or net realizable value ("NRV"), with cost determined using the average cost method. NRV is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company periodically makes judgments and estimates regarding the future utility and carrying value of inventory. When inventory is adjusted to its NRV, a new cost basis is established and such cost is not adjusted for any potential recovery or increase in cost. Obsolete inventories are written off to cost of revenues. Should the estimates of future selling prices or production costs change, additional and potentially material write-downs may be required. A small change in the Company's estimates may result in a material charge to reported financial results.
Private Warrant Liability
In connection with the Merger, we assumed 6,800,000 Private Warrants that are classified as liabilities and remeasured at fair value each reporting period, with changes recognized in change in fair value of warrant liabilities within other income (expense), net. The liability was $20.6 million as of September 30, 2026, and we recognized a gain of $28.8 million on remeasurement for the period then ended.

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
Expected volatility was 68.5% at initial measurement and 71.2% as of September 30, 2026. Significant increases or decreases in expected volatility, in isolation, would result in significantly higher or lower fair value measurements, respectively. Holding all other inputs constant, an increase by 10% in the volatility input to 81.2% as of September 30, 2026 would increase the fair value of the Private Warrants by approximately $3.1 million and a decrease of 10% to 61.2% as of September 30, 2026 would decrease the fair value of the Private Warrants by approximately $3.3 million, in each case with a corresponding effect on other income (expense), net.
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
Recent Accounting Pronouncements
See Note 2 to the condensed consolidated financial statements included elsewhere in the Proxy Statement/Prospectus for more information about recent accounting pronouncements, the timing of their adoption, and Factorial’s assessment, to the extent it has made one, of their potential impact on Factorial’s financial condition and its results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Factorial is exposed to a variety of markets and other risks including the effects of change in interest rates, inflation and foreign currency translation and transaction risks as well as risks to the availability of funding sources, hazard events and specific asset risks.
Interest Rate Risk
The market interest risk in Factorial’s financial instruments and financial positions represents the potential loss arising from adverse changes in interest rates. As of September 30, 2026, we had cash and cash equivalents of $95.4 million and restricted cash of $0.9 million, substantially all of which was held in interest-bearing accounts for which the fair market value would be affected by change in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in the interest rate would not have a material effect on the fair market value of our cash and cash equivalents. A significant change in interest rates may also have an impact on the valuation of our equity and equity-linked instruments. This could cause a material change in the carrying value of our equity and equity-linked instruments.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026 due to the material weakness in our internal control over financial reporting described below.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As previously disclosed, we identified a material weakness in our internal control over financial reporting relating to inadequate resources to ensure proper system access and segregation of duties, timely and accurate preparation of reconciliations of accounts, and timely and accurate assessment, review and documentation of various transactions to ensure accurate recording of accounts in our financial statements in a timely manner. This material weakness led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2026.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weakness described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information
Item 1. Legal Proceedings
From time to time, in the ordinary course of business, we are subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. On October 7, 2026, the arbitrator in an arbitration between the Company and a vendor before the International Centre for Dispute Resolution issued a final award in favor of the vendor, requiring the Company to pay a net amount of approximately $4.5 million. For additional information, see Note 10, “Commitments and Contingencies — Legal Proceedings,” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference. As of the date of this Quarterly Report, there were no other such matters which we believe would have a material adverse impact on our business, operating results or financial condition.
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
We expect to incur significant costs related to procuring materials and components required to manufacture and assemble our samples and batteries. We expect to use various materials and components in our batteries that will require us to negotiate purchase agreements and delivery lead-times on advantageous terms. We and our partners may not be able to control fluctuation in the prices for these materials or components or negotiate agreements with suppliers on terms that are beneficial to us or our partners. Our business depends on the continued supply of certain proprietary materials and components for our products. We are exposed to multiple risks relating to the availability and pricing of such materials and components, including reliance upon our vendors to construct and produce equipment to increase volumes, which may lead to delays or the requirement that we make additional upfront payments. Increases in the prices for raw materials or our components would increase our operating costs and negatively impact our prospects. For example, our shipping costs have increased in the past. Costs for certain key raw materials and components have also increased due to fluctuations in global commodity prices. Our and our partners’ manufacturing operations can consume significant amounts of electricity and are dependent on reliable and economical sources of power. Transformations in technologies like artificial intelligence, data center expansion, new domestic manufacturing, and electrification in different sectors could increase the demand for electricity and result in significant increases in the cost of securing power. Our inability to secure sufficient power or any planned power outages by public utilities, unplanned power outages, including, but not limited to, those relating to large storms, earthquakes, fires, tsunamis, cyberattacks, physical attacks on utility infrastructure, war, and any failures of electrical power grids more generally, shortages, supply chain issues, capacity constraints, or significant increases in the cost of securing power could have an adverse effect on our business, operating results, financial condition, and future prospects. Our suppliers’ increasing labor costs have also contributed to rising prices. Given that we have not generated material revenue from our business operations, we are also limited in our ability to pass on the cost of any such increases to our customers.
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
Achieving renewal or expansion of deployments may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. In addition, our existing customers’ and collaboration partners’ decisions to expand the use of our battery products depend on a number of factors, including general economic conditions, the functioning of our batteries, and our existing customers’ and collaboration partners’ satisfaction with our battery products. If our efforts to expand within our customer base are not successful, our business may suffer.
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
We currently manufacture batteries outside of the United States. If purchasers choose to avoid procuring batteries manufactured outside of the United States or if we are unable to obtain adequate export licenses, we may be required to establish additional manufacturing facilities within the United States, which could decrease our revenue and/or earnings and our prospects may be adversely affected
We currently fabricate our battery cells in Billerica, Massachusetts and South Korea, where our Korean manufacturing site represents a majority of our batteries’ production capacity. Certain of our battery cells are manufactured for customers in the defense and national security sector and the production of such battery cells includes access to specifications that may be particularly sensitive to the national security considerations of our customers and their end users, which may heighten their sensitivity to permitting the manufacturing of such battery cells outside the United States. If customers choose to avoid sourcing batteries manufactured outside the United States, whether due to regulatory requirements, incentive eligibility, supply chain considerations, or customer preferences, we may be required to establish manufacturing facilities within the United States. In addition, we may be required to obtain licenses to export certain of our batteries, components, or technology. If we are unable to obtain export licenses for the quantities that we manufacture in Korea for customers located in the United States or elsewhere around the world, we would be required to relocate our manufacturing facilities. Establishing substantial U.S. manufacturing capabilities would require additional capital and time to design, construct, equip, and qualify such facilities. During this period, our revenues could decline, our cost structure could increase, and our ability to meet customer demand or execute our business strategy could be adversely affected. As a result, our business, financial condition, results of operations, and prospects may be materially and adversely affected.
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
Our manufacturing facilities consist of large-scale machinery combining many components. Such machinery will require us to make intensive capital expenditures prior to our ability to earn material product revenue. The manufacturing facility machinery may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Additionally, unexpected malfunctions of the manufacturing facility machinery may significantly affect the intended operational efficiency, thus materially and adversely affecting our business, financial condition and results of operations.
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
A number of development-stage companies are also seeking to develop new technologies for batteries. Potential new entrants are seeking to develop new technologies for cathodes, anodes, electrolytes and additives. Some of these companies have established relationships with OEMs and are in varying stages of development. Additionally, many OEMs are researching and investing in conventional batteries and/or next- generation battery efforts and, in some cases, in battery development and production. Furthermore, other companies are developing alternative technologies such as advanced diesel, ethanol, fuel cells or compressed natural gas, as well as potential improvements in the fuel economy of the internal combustion engine. We expect competition in battery technology and e-mobility markets to intensify due to increased demand for these vehicles and a regulatory push for UAVs and EVs, continuing globalization, and consolidation in the worldwide aviation and automotive industry. Developments in alternative technologies or improvements in battery technology made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, our business will be harmed. Similarly, if we fail to accurately predict and ensure that our battery technology can address customers’ and collaboration partners’ changing needs or emerging technological trends, or if our customers or collaboration partners fail to achieve the benefits expected from our batteries, our business will be harmed.
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
Additionally, we believe that, currently, the availability of government incentives and subsidies available to end-users and OEMs is an important factor considered by customers when purchasing EVs, and that growth in the battery market will depend in part on the availability and amounts of these subsidies and incentives for EVs. Currently, government programs, including in China and Europe, favor the purchase of EVs, including through disincentives that discourage the use of gasoline-powered vehicles. At the federal level in the United States, while the Inflation Reduction Act of 2022 (the “IRA”) provided tax credits for the purchase of electric vehicles and electric vehicle charging infrastructure, the One Big Beautiful Bill Act (the “OBBBA”), enacted in July 2025, has now terminated these credits, which were phased out on September 30, 2025 with respect to electric vehicles purchased after such date and were phased out on June 30, 2026 with respect to electric vehicle charging infrastructure placed in service after such date. These changes may reduce demand for EVs, adversely affecting our anticipated sales of EV battery products. In addition, OEM partners or customers may delay taking delivery of our battery products if they believe that certain EV incentives will be available at a later date, which may adversely affect our business, financial condition, results of operations and prospects. Any further reduction or elimination of government and economic incentives or subsidies may result in the diminished competitiveness of the alternative fuel vehicle industry generally or EVs that use our batteries in particular.
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
Legacy Factorial has incurred net losses since our inception. For example, during the nine months ended September 30, 2026 and 2025, we reported net losses of $11.1 million and $58.1 million, respectively. We may continue incurring net losses in the future as we, among other things, endeavor to hire the experienced scientific, quality-control, and manufacturing personnel needed to operate our manufacturing processes to scale; increase our sales and marketing activities; expand our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
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
We believe that our cash on hand and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of the most recent financial statements included in this Quarterly Report. However, additional funding may be required for a variety of reasons, including opportunities to expand our manufacturing capabilities and delays in expected development of our battery cells. Our ability to successfully develop our products, commence commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity and/or debt financing and, over time, our ability to generate positive cash flows from operations.
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
If we are unable to raise additional capital when needed, there may be substantial doubt about our ability to continue as a going concern.
We have prepared cash flow forecasts which indicate that, based on our expected operating losses and negative cash flows, we have sufficient cash to fund operations for at least twelve months following the date that the Factorial consolidated financial statements, as of and for the nine months ended September 30, 2026, were issued. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” However, our future viability as an ongoing business will be dependent on our ability to raise additional capital to finance our operations in the near term.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K, pursuant to the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. We have identified a material weakness in our internal control over financial reporting relating to inadequate resources to ensure proper system access and segregation of duties, timely and accurate preparation of reconciliations of accounts, and timely and accurate assessment, review and documentation of various transactions to ensure accurate recording of accounts in our financial statements in a timely manner. This material weakness has led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2026. Our inability to remediate this material weakness, our discovery of additional control deficiencies or material weaknesses in internal control, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our Company.
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
Our technology and products, including components of our products, are subject to export control and import laws and regulations, including those by the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, and similar regulations by the South Korean government. These jurisdictions’ export control laws and regulations and economic sanctions prohibit the shipment of certain products, technologies and services to embargoed or sanctioned countries, governments and persons, as well as to various countries and persons due to national security and foreign policy concerns. In particular, U.S. and South Korean export control laws apply to cells with an energy density greater than 350 Wh/kg and 500 Wh/kg, respectively, and require a license for the export of technology and cells exceeding the applicable threshold to many locations outside of each respective jurisdiction, including China and Singapore. Some of our technology and products are thus presently subject to these license requirements under export controls, which contain limitations on the volume of products we may export. We cannot assure you that such licenses will be renewed or increased to match our production levels in the future.
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
As a result of changes to U.S. and foreign government policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs or other trade restrictions on goods imported into the United States, particularly those manufactured in China, or minerals imported into the United States, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. China is currently a leading global source of supplies for use in the battery industry, including some products that we use. As the implementation of tariffs is ongoing, more tariffs may be added in the future. These tariffs could have an adverse impact on our business, results of operations, prospects and financial condition, and if we are unable to pass through such price increases to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income and net income. For example, since early 2025 the United States has imposed, increased and modified tariffs on imports from numerous countries, including China and South Korea, and certain of those tariffs have been invalidated by the courts and replaced under other legal authorities that are themselves subject to legal challenge. As of the date of this Quarterly Report, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from numerous countries, including China, as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties, and tariffs, and we can make no assurance regarding the eventual impact on our results of operations and business. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers, customers or collaboration partners and, in turn, have a material adverse effect on the business and financial condition of such suppliers, customers, collaboration partners or other counterparties we do business with, which in turn would negatively impact us.
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

We may be involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers, suppliers, and collaboration partners, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. See “Part II, Item 1, Legal Proceedings.”
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
We operate internationally and are exposed to risks associated with fluctuations in foreign exchange rates, particularly with regards to the South Korean Won (KRW). As the U.S. Dollar (USD) serves as our functional currency, fluctuations in the KRW exchange rate relative to the USD could significantly impact our financial results. This risk arises primarily from the operations and cash flows generated by our South Korean subsidiary, where we operate a significant production and research and development facility. Any adverse movements in exchange rates between the KRW and USD could negatively affect our expenses, and future profitability, as well as lead to potential volatility in our reported financial results. Additionally, sustained changes in exchange rates could impact the value of our assets and liabilities denominated in KRW, further increasing our financial exposure to currency risk. As of September 30, 2026, we have not entered into any hedging transactions in an effort to reduce exposure to foreign exchange risk.
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
The sale or issuance of Factorial Energy’s securities in the public market, or the perception that such sales or issuances could occur, including through the conversion of the Series B Common Stock into Series A Common Stock or any additional issuances of the Series B Common Stock, could harm the prevailing market price of Factorial Energy’s securities and cause dilution to Factorial Energy’s stockholders. The lock-up restrictions applicable to the shares of Series A Common Stock issued in the Merger and to the shares held by CGC III Sponsor LLC and CGC III Sponsor DirectorCo LLC expired on July 7, 2026, as a result of the satisfaction of the applicable trading price conditions set forth in our bylaws, and the lock-up agreed to in connection with CGC's initial public offering is no longer in effect. In addition, we have registered the resale of such shares of Series A Common Stock (including shares issuable upon conversion of the Series B Common Stock or exercise of certain warrants or options) issued to persons who acquired such shares in transactions exempt from registration under the Securities Act. As a result, all of our outstanding shares of Series A Common Stock (including shares issuable upon conversion or exercise of other securities) may be sold at any time, subject to compliance with insider trading laws, restrictions under our insider trading policy applicable to our officers, directors, employees and certain entities with which they are affiliated, and, in the case of our affiliates, resale restrictions under the securities laws. These sales, issuances or conversions, or the possibility that these sales, issuances or conversions may occur, also might make it more difficult for Factorial Energy to sell equity securities in the future at a time and at a price that Factorial Energy deems appropriate.
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
Dr. Siyu Huang, Factorial Energy’s Co-Founder and Chief Executive Officer and Dr. Alex Yu, Factorial Energy’s Co-Founder and Chief Technology Officer (together, the “Legacy Factorial Founders”) beneficially owned, collectively with their affiliated trusts, approximately 19.2% of the Factorial Energy Common Stock as of September 30, 2026. Additionally, as the Legacy Factorial Founders own shares of Series B Common Stock, representing ten votes per share, the Legacy Factorial Founders have, collectively, approximately 62.9% of the total voting power of the outstanding Factorial Energy Common Stock as of September 30, 2026. As a result of this dual-class structure, the Legacy Factorial Founders control Factorial Energy. As long as the Legacy Factorial Founders continue to hold at least 62.8% of the Series B Common Stock, the Legacy Factorial Founders will hold a majority of the total voting power of Factorial Energy Common Stock and, accordingly, may be deemed to control Factorial Energy. Although Factorial Energy does not intend to avail itself of any exemptions for a “controlled company” under Nasdaq rules, for so long as the Legacy Factorial Founders hold a majority of the voting power of the Factorial Energy Common Stock, Factorial Energy qualifies as a “controlled company.” As a “controlled company” under the corporate governance requirements of Nasdaq, Factorial Energy is eligible for exemptions from certain corporate governance requirements, including the requirement that a majority of its board of directors be composed of “independent directors” under Nasdaq rules and that its compensation committee consist entirely of independent directors.
The Legacy Factorial Founders may have interests different than yours and may make decisions, including with respect to business combinations, financings, issuances of additional equity, restructurings or other transactions, that conflict with your interests. Additionally, the Legacy Factorial Founders’ concentrated control could have the effect of delaying, preventing or deterring a change in control of Factorial Energy, could deprive you of an opportunity to receive a premium for your shares as part of a sale of Factorial Energy and could ultimately affect the market price of Factorial Energy’s securities. For example, because the Legacy Factorial Founders may have purchased their shares at prices substantially below the current trading price of our Series A Common Stock and have held their shares for a longer period, they may be more interested in selling Factorial Energy to an acquirer than other investors or they may want Factorial Energy to pursue strategies that deviate from the interests of other stockholders. This disproportionate voting control is expected to persist for the foreseeable future. So long as the Legacy Factorial Founders continue to hold Series B Common Stock, you will have limited ability to influence corporate matters and could be outvoted on any matter submitted to a vote of stockholders.
Factorial Energy is an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
Factorial Energy is, an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. Accordingly, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company until the last day of the fiscal year ending after the fifth anniversary of the effectiveness of CGC’s IPO registration statement, although circumstances could cause us to lose that status earlier, including if the market value of our Series A Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Following the Closing, Factorial Energy determined it is no longer a smaller reporting company. However, for as long as Factorial Energy qualifies as an emerging growth company, the Company does not expect the loss of smaller reporting company status to have a material effect on its reporting obligations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the three months ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The following exhibits are either filed or furnished with, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Factorial Energy Inc. Certificate of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
3.2	Factorial Energy Inc. Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8 K filed on June 10, 2026).
10.1*#^	Real Estate Lease Agreement, dated August 3, 2026, by and between Device Co., Ltd. and Factorial Korea Ltd. (English translation).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1⁑	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2⁑	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________________________
*Filed herewith.
⁑ Furnished herewith. This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Registrant specifically incorporates it by reference.

# Portions of this exhibit have been omitted pursuant to Items 601(a)(6) and 601(b)(10)(iv) of Regulation S-K because the Registrant has determined they are not material and are the type of information that the Registrant treats as private or confidential, or because their disclosure would constitute a clearly unwarranted invasion of personal privacy.

^ Certain schedules and similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted schedules and similar attachments to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTORIAL ENERGY INC.

Date: November 10, 2026	By:	/s/ Siyu Huang
Siyu Huang
Co-founder, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Richard Wei
Richard Wei
Chief Financial Officer (Principal Financial Officer)